Form 10-K
period 1993-12-31
INDIANA BELL TELEPHONE CO INC
filed 1994-03-30
CIK 50178

SECURITIES AND EXCHANGE COMMISSION
			                WASHINGTON, D.C.  20549


         		    _________________________________


                      				FORM 10-K

         		    _________________________________



	  (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
	    THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
	       For the fiscal year ended December 31, 1993

                      				    or

	      ( ) Transition Report Pursuant to Section 13
	     or 15(d) of the Securities Exchange Act of 1934

       		      Commission file number 1-6746

	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

     		     An Indiana       I.R.S. Employer
		          Corporation      No. 35-0407820

	 240 North Meridian Street, Indianapolis, Indiana  46204

      		      Telephone Number 317 265-2266


      		    _________________________________



Securities registered pursuant to Section 12(b) of the Act:  (See
Attached Schedule A)

Securities registered pursuant to Section 12(g) of the Act:  None

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No___


Page 2
                     			    SCHEDULE A


Securities registered pursuant to Section 12(b) of the Act:

________________________________________________________________________


                                          						Name of each exchange
Title of each class                             on which registered
________________________________________________________________________

Thirty-seven year 8% Debentures,
 due October 1, 2014                            New York Stock Exchange

Forty year 8 1/8% Debentures,
 due March 1, 2017                              New York Stock Exchange



Page 3

                       			    TABLE OF CONTENTS



Item                                                               Page

                              				 PART I

 1.    Business                                                      4

 2.    Properties                                                   13

 3.    Legal proceedings                                            13

 4.    Submission of Matters to a Vote of Security Holders
       (Omitted pursuant to General Instruction J(2)).              --

                             				 PART II

 5.    Market for Registrant's Common Equity and Related
       Stockholder Matters (Inapplicable).                          --

 6.    Selected Financial and Operating Data                        14

 7.    Management's Discussion and Analysis of the Results
       of Operations (Abbreviated pursuant to General
       Instruction J(2))                                            16

 8.    Financial Statements and Supplementary Data                  23

 9.    Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                       43

                              				PART III

10.    Directors and Executive Officers of Registrant
       (Omitted pursuant to General Instruction J(2))               --

11.    Executive Compensation (Omitted pursuant to
       General Instruction J(2))                                    --

12.    Security Ownership of Certain Beneficial Owners and
       Management (Omitted pursuant to General
       Instruction J(2))                                            --

13.    Certain Relationships and Related Transactions
       (Omitted pursuant to General Instruction J(2))               --

                               				PART IV

14.    Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K                                                  44

Page 4
                              				 PART I

                       			   ITEM 1.  BUSINESS

General

Indiana Bell Telephone Company, Incorporated (the Company) is incorporated under the laws of the State of Indiana and has its principal offices at 240 North Meridian Street, Indianapolis, Indiana 46204 (telephone number 317-265-2266). The Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech), a Delaware corporation. Ameritech is the parent of the Company, Illinois Bell Telephone Company, Michigan Bell Telephone Company, The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (the landline telephone companies), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is managed by its sole shareholder rather than a Board of Directors as permitted by Indiana Business Corporation Law.

In 1993, Ameritech restructured its landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The landline telephone companies continue to function as legal entities, owning assets in each state and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech," rather than the "Bell" name. While the Ameritech logo is now used to identify all the Ameritech companies, the Company is sometimes regionally identified as Ameritech Indiana.

The Company is engaged in the business of furnishing a wide variety of advanced telecommunications services in Indiana, including local exchange and toll service and network access services. In accordance with the Consent Decree and resulting Plan of Reorganization (Plan) described below, the Company provides two basic types of telecommunications services within specified geographical areas termed Local Access and Transport Areas (LATAs), which are generally centered on a city or other identifiable community of interest. The first of these services is the transporting of telecommunications traffic between telephones and other equipment on customers' premises located within the same LATA (intraLATA service), which can include toll service as well as local service. The second service is providing exchange access service, which links a customer's telephone or other equipment to the network of transmission facilities of interexchange carriers which provide telecommunications service between LATAs (interLATA service).

About 64% of the population and 28% of the area of Indiana is served by the Company. The remainder of the State is served by other local telecommunications companies. Fort Wayne and Terre Haute are the only cities of over 50,000 population in the State in which local service is provided by another telephone company. Other communications services offered by the Company include data transmission, transmission of radio and television programs and private line voice and data services.

The following table sets forth for the Company the number of customer lines in service at the end of each year.

                                   					 Thousands
                     			      1993   1992   1991   1990    1989

Customer Lines in Service    1,855  1,770  1,711  1,670   1,619


The Company has an agreement with Ameritech Publishing, Inc. (Ameritech Publishing), an Ameritech business unit doing business as "Ameritech Advertising Services," under which Ameritech Publishing publishes and distributes classified directories under a license from the Company and provides services to the Company relating to both classified and alphabetical directories. Ameritech Publishing pays license fees to the Company under the agreements.

Ameritech Services, Inc. (ASI) is a company jointly owned by the Company and the other Ameritech landline telephone companies. ASI provides to those companies human resources, technical, marketing, regulatory planning and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the landline telephone companies and integrated communications and information systems for all the business units.

Ameritech Information Systems, Inc., a subsidiary of Ameritech, sells, installs and maintains business customer premises equipment and sells network and central office-based services provided by the Company and the other four landline telephone companies. It also provides expanded marketing, product support and technical design resources to large business customers in the Ameritech region.

In 1993, about 94% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 70% of the revenues from communication services were attributable to intrastate operations.

Capital Expenditures

Capital expenditures represent the single largest use of Company funds. The Company has been making and expects to continue to make large capital expenditures to meet the demand for telecommunications services and to further improve such services. The total investment in telecommunications plant increased from about $2,717,000 at December 31, 1988, to about $2,983,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date. Capital expenditures of the Company since January 1, 1989 were approximately as follows:

1989.....$188,700,000       1992.....$201,500,000
1990..... 200,400,000       1993..... 162,900,000
1991..... 196,300,000

Expanding on the aggressive deployment plan began in 1992, in January 1994, Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. Ameritech is launching a digital video network upgrade that by the end of the decade will enable six million customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The Company, for its part in the network upgrade, has made an initial filing with the Federal Communications Commission (FCC) seeking approval of the program. The filing reflects capital expenditures of approximately $49,000,000 over the next three years.

The Company may also, depending on market demand, make additional capital expenditures under the digital video network upgrade program. The Company anticipates that its capital expenditures for the program will be funded without increasing its recent historical level of capital expenditures. Capital expenditures are expected to be about
$146,000,000 in 1994.   This amount excludes any capital expenditures
that may occur in 1994 related to the above described video network upgrade program. The video network concept, along with other competitive concerns, is discussed on page 11.

Consent Decree and Line of Business Restrictions

On August 24, 1982, the United States District Court for the District of Columbia (Court) approved and entered a consent decree entitled "Modification of Final Judgment" (Consent Decree), which arose out of antitrust litigation brought by the Department of Justice (DOJ), and which required American Telephone and Telegraph Company (AT&T) to divest itself of ownership of those portions of its wholly owned Bell operating communications company subsidiaries (Bell Companies) that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan of Reorganization (Plan) outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, one of the seven regional holding companies (RHCs) resulting from divestiture, its ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone companies, as well as its regional cellular mobile communications business.

The Consent Decree, as originally approved by the Court in 1982, provided that the Company (as well as the other Bell Companies) could not, directly or through an affiliated enterprise, provide interLATA telecommunications services or information services, manufacture or provide telecommunications products or provide any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Company and the other Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to the Company and other Bell Companies to engage in various activities.

The Court's order approving the Consent Decree provided for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

In April 1990, a Federal appeals court decision affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest.
In July 1991, the Court lifted the information services ban but stayed the effect of the decision pending outcome of the appeals process.
Soon after the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell Companies to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

Intrastate Rates and Regulation

The Company, in providing communications services, is subject to regulation by the Indiana Utility Regulatory Commission (IURC) with respect to intrastate rates and services, depreciation rates (for intrastate services), issuance of securities and other matters. Unless otherwise indicated, the amounts of the changes in revenues resulting from changes in intrastate rates referred to below are stated on an annual basis and are estimates without adjustment for subsequent changes in volumes of business. There were no major changes in intrastate rates in 1989. The principal changes in intrastate rates authorized since January 1, 1990 were reductions of intrastate carrier access rates of $11,015,000, $762,000, $1,882,000 and $5,125,000 in 1990, 1991, 1992 and
1993, respectively, in order to achieve parity with interstate rates.
As a result of an agreement on a settlement with the IURC, Touch-Tone rates were reduced $12,832,000 in 1992 and intraLATA toll rates were reduced $5,272,000 and $15,518,000 in 1990 and 1993, respectively.

FCC Regulatory Jurisdiction

The Company is also subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to intraLATA interstate services, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts apportioning costs between regulated and non-regulated services, depreciation rates (for interstate services) and the principles and standard procedures (separations procedures) used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to services under the jurisdiction of the respective state regulatory authorities.

For certain companies, including the Company, interstate services regulated by the FCC are covered by a price cap plan. The Plan creates incentives to improve productivity over benchmark levels in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25% will result in prospective reduction to the price ceilings on interstate services.

In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation for local exchange companies.

Access Charge Arrangements

Interstate Access Charges

The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period which ended on April 1, 1993. Long-term support payments will continue indefinitely.

Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category was created.
Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and a Company end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage sensitive rates apply for lower-volume customers that utilize a common switching center.

Local transport rate elements for switched services assess a flat monthly rate and a mileage sensitive rate for the physical facility between the customer's point of termination and the end office, a usage sensitive and mileage sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center or end office and the access tandem and tandem switched transport between the access tandem and the end office.

Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.

State Access Charges

Compensation arrangements required in connection with origination and termination of intrastate communications by interexchange carriers are subject to the jurisdiction of the state regulatory commissions. The Ameritech landline telephone companies currently provide access services to interexchange carriers authorized by the state regulatory commissions to provide service between local serving areas pursuant to tariffs which generally parallel the terms of the interstate access tariffs. In the event interexchange carriers are authorized by the state regulatory commissions to provide service within their local serving areas, the Ameritech landline telephone companies intend to provide access service under the same tariffs applicable to intrastate services provided by such carriers between the Ameritech landline telephone companies' local serving areas.

Separate arrangements govern compensation between Ameritech landline telephone companies and independent telephone companies for jointly provided communications within the five Ameritech companies' local serving areas and associated independent telephone company exchanges. These arrangements are subject to the jurisdiction of the FCC and the state regulatory commissions.

Competition

Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

The FCC has taken a series of steps that are expanding opportunities for companies to compete with local exchange carriers in providing services that fall under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at telephone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change in February 1994.

Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nationwide cable services, its competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently serve more than eighty percent of American homes, could provide telephone service and have expressed their desire to do so. Certain interexchange carriers and competitive access providers have demonstrated interest in providing local exchange service. Ameritech's plan is to facilitate competition in the local exchange business in order to compete in the total communications marketplace.

Customers First: Ameritech's Advanced Universal Access Plan

In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace. In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services -- voice, data and video information.

Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses. Ameritech has requested regulatory reforms to match the competitive environment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, Ameritech asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993, Ameritech proposed a trial of its plan, beginning in 1995. Ameritech has petitioned the DOJ to recommend Federal District Court approval of a waiver of the long-distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely.
Other states could be added over time. If the trial is approved by the DOJ, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the Illinois Commerce Commission that propose specific rates and procedures to open the local network in that state. Approval could take up to 11 months.

Ameritech has received broad support for the plan from Midwest elected officials, national and Midwest business leaders, and education, health industry, economic development and consumer leaders. The national and local offices of the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) also support the plan.

Ameritech has alternative regulatory proposals pending with the IURC and other state regulatory commissions in its region to support implementation of the plan.

Ameritech's Video Network Concept

In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that will enable it to reach 6 million customers by the end of the decade. Ameritech expects to spend $4.4 billion to upgrade its network to provide video services, part of a total of approximately $29 billion Ameritech estimates it will spend on network improvements over the next fifteen years. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, will be expanded to approximately 1 million additional Midwest customers in each of the next five years.

Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephone customers will also have access to the technology.

With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home healthcare, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

Cable/Telco Cross Ownership Ban

In November 1993, Ameritech filed motions in two federal courts seeking freedom from the ban on providing video services in its own service area. Ameritech asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service. In August 1993, a U.S. District Court in Washington, D.C. granted a request by Bell Atlantic Corporation for such an order, but that court denied similar requests by Ameritech and the other RHCs.

Legislation has been introduced in Congress that would repeal the cross ownership ban.

Employee Relations

As of December 31, 1993, the Company employed 5,077 persons, a decrease from 5,486 at December 31, 1992. During 1993, approximately 305 employees left the payroll as a result of voluntary and involuntary workforce programs. This amount includes 45 nonmanagement employees who took advantage of a Supplemental Income Protection Program (SIPP) established under labor agreements to voluntarily exit the workforce. Additional restructuring was done by normal attrition.

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 780 at the Company. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

Approximately 4,067 employees are represented by unions. Of those so represented, about 92 percent are represented by the CWA and about 8 percent are represented by the IBEW, both of which are affiliated with the AFL-CIO.

In July and August 1993, the Ameritech landline telephone companies and Ameritech Services reached agreement with the two unions on a workforce transition plan for assigning union-represented employees to the newly established business units. The separate agreements with the CWA and the IBEW extend existing union contracts with the landline telephone companies and Ameritech Services to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.


Page 13
                    			  ITEM 2.  PROPERTIES

The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 36.6% of the Company's investment in telecommunications plant in service; land and buildings (occupied principally by central offices) represented 9.8%; telecommunications instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 1.4%; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented 44.6%.

Substantially all of installations of central office equipment and administrative offices are located in buildings owned by the Company situated on land which it owns in fee. Many garages, administrative offices, business offices and some installations of central office equipment are in rented quarters.

            		       ITEM 3.  LEGAL PROCEEDINGS

Pre-divestiture Contingent Liabilities Agreement

The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

With respect to such liabilities, AT&T and the Bell Companies, including the Company, will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication or settlement of all such liabilities would not be material in amount to the financial position of the Company.




Page 14
                            				 PART II                    EXHIBIT 28


            		  SELECTED FINANCIAL AND OPERATING DATA

      	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                    			  (Dollars in Millions)


                             				1993      1992      1991      1990      1989

Revenues
  Local service              $  506.7  $  478.7  $  477.5  $  462.6  $  442.4
  Interstate network access     230.6     221.3     215.2     223.8     232.0
  Intrastate network access     107.6     100.3      96.3     104.1      97.8
  Long distance                 148.7     127.2     130.6     128.9     128.6
  Other                         123.0     118.0     114.3     121.0     117.1

			                           1,116.6   1,045.5   1,033.9   1,040.4   1,017.9

Operating expenses              825.3     775.2     773.1     774.7     757.6
Operating income                291.3     270.3     260.8     265.7     260.3

Interest expense                 29.0      34.5      36.8      36.0      37.4
Other income, net                (6.4)     (5.9)     (2.6)     (0.9)     (2.7)
Income taxes                     87.2      78.5      73.8      75.9      70.3
Income before extraordinary
  item and cumulative effect
  of change in accounting
  principles                    181.5     163.2     152.8     154.7     155.3
Extraordinary item--loss on
  early extinguishment of
  debt                          (14.7)      0.0       0.0       0.0       0.0
Income before cumulative
  effect of change in
  accounting principles         166.8     163.2     152.8     154.7     155.3
Cumulative effect of change
  in accounting principles        0.0    (160.2)      0.0       0.0       0.0

Net income                   $  166.8  $    3.0  $  152.8  $  154.7  $  155.3


Total assets                 $1,987.5  $2,035.2  $2,044.6  $2,037.8  $1,959.7

Telecommunications plant,
  net                        $1,662.3  $1,715.5  $1,722.9  $1,734.4  $1,735.5

Capital expenditures         $  162.9  $  201.5  $  196.3  $  200.4  $  188.7

Long term debt               $   85.2  $  392.8  $  416.5  $  416.0  $  416.0

Debt ratio                       31.8%     32.8%     33.6%     33.5%     34.4%

Pretax interest coverage         10.7       8.6       7.6       7.7       7.5

Return to average equity         20.5%      0.4%     16.7%     17.2%     17.6%

Return on average total
  capital                        15.7%      2.8%     13.3%     13.6%     13.7%

                    		  SELECTED FINANCIAL AND OPERATING DATA

             	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                            				 1993      1992      1991      1990      1989

Customer lines - at end of
  year (000's)                  1,855     1,770     1,711     1,670     1,619

% Customer lines served by
   digital electronic offices    74.7%     58.7%     49.7%     41.5%     34.3%
% Customer lines served by
   analog electronic offices     25.3%     41.3%     50.3%     55.8%     56.2%
% Customer lines served by
   electromechanical offices      0.0%      0.0%      0.0%      2.7%      9.5%

Customer lines per employee       365       323       290       258       241

_____________________________________________________________________________

Local calls per year
  (000,000's)*                  6,382     6,240     5,394     5,341     5,393

Calls per customer line         3,441     3,539     3,152     3,198     3,331

_____________________________________________________________________________
Employees - at end of year      5,077     5,486     5,901     6,477     6,711






* The significant change in local calls from 1991 to 1992 was caused by a change to the Bell Communications Research, Inc. (Bellcore) industry standard for measuring local calls. By using this standard the Company is now measuring local calls under the same method as its Ameritech affiliates.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                    			  (Dollars in Millions)


The following is a discussion and analysis of the results of operations of Indiana Bell Telephone Company, Incorporated (the Company) for the year ended December 31, 1993, as compared to the year ended December 31, 1992, which is based on the Statements of Income and Reinvested Earnings on page 23. Other pertinent data are also given in the Selected Financial and Operating Data on page 14.

Revenues

Total revenues in 1993 and 1992 were $1,116.6 and $1,045.5, respectively, a 6.8% increase. The following paragraphs explain the components of that change:


                     			       1993        1992       Increase  % Change
Local service                 $506.7      $478.7        $28.0      5.8%

Local service revenue increases were primarily due to a $15.2 increase in residence revenues, a $12.2 increase in business revenues, and a $0.3 increase in public revenues. Part of these increases were attributed to a $10.0 credit for business and residence customers from a settlement agreement in 1992. Business access lines increased 8.7% over the same period last year, primarily due to sales of Centrex services and increases in Basic Service. The residence revenue increase occurred despite reductions in Touch-Tone rates effective July 1, 1992 and July 1, 1993. Residence access lines grew 3.0% over the same period last year. As of December 31, 1993, the Company had 1,855,000 total access lines versus 1,770,000 total access lines as of the same date in 1992.


                     			       1993        1992       Increase  % Change
Network access
   Interstate                 $230.6      $221.3         $9.3      4.2%
   Intrastate                 $107.6      $100.3         $7.3      7.3%

Interstate:

Interstate access increases included end user revenues of $6.1 from rate and volume increases and carrier common line revenues of $5.7 primarily because of a decrease in NECA settlement payments. These increases were partially offset by decreases in traffic sensitive revenues of $1.7 and special access revenues of $0.8 from rate decreases and volume decreases, respectively.

Intrastate:

Increases of $6.0 and $1.5 in traffic sensitive and end user revenues, respectively, were offset by a decrease of $0.6 in special access revenues. The traffic sensitive increase was due to higher volume despite lower rates. Revenues increased $6.4 due to a 1993 change in the intrastate settlements process, whereby access expenses are no longer treated as a revenue offset.

                   			 (Dollars in Millions)



                     			       1993        1992      Increase   % Change
Long distance                 $148.7      $127.2      $21.5       16.9%

The increase was due to $31.0 in intrastate and private line revenue previously offset by access expense as discussed in the intrastate network access revenue section above. This increase was offset by $10.1 due to the combined effect of a toll rate reduction effective January 1, 1993 and an increase in volume. These rate reductions also resulted in a decrease in WATS revenue of $1.3.


                     			       1993        1992       Increase  % Change
Other                         $123.0      $118.0        $5.0       4.2%

Other revenues increased due to increases in billing and collection revenue of $1.7, directory advertising revenue of $1.4, and Linebacker, Linebacker Plus, and wire maintenance sales of $3.0. In addition, a $1.3 settlement was received in 1993 from independent companies for directory assisted operator services. These increases were partially offset by an increase in uncollectibles of $2.7.


Operating Expenses

Total operating expenses were $825.3 in 1993 and $775.2 in 1992. The increase is comprised of the following:


                     			       1993        1992       Decrease  % Change
Employee related expenses     $245.1      $265.9      ($20.8)     (7.8%)

Workforce reductions resulted in decreases in wages, payroll taxes and
benefits totaling $27.4.   Offsetting the decrease was a normal wage
rate increase of $4.2, an increase in overtime of $1.5 and an increase in employee business travel expense of $0.9. During 1993 and 1992, 73 and 326 employees, respectively, and their work functions were transferred to Ameritech Services, Inc. (ASI), an affiliate owned by the Company and the other four Ameritech operating companies. Although this transfer resulted in reduced employee related expenses for the Company, it resulted in an increase in other operating expenses as the Company contracted the transferred services from ASI. As of December 31, 1993, the Company had 5,077 employees versus 5,486 employees as of the same date in 1992.

                     			(Dollars in Millions)


                     			       1993        1992      Increase  % Change
Depreciation and amortization $215.6      $214.0       $1.6       0.7%

The increase in depreciation was a result of plant additions and an intrastate rate represcription in 1993.


                     			       1993        1992      Increase  % Change
Other operating expenses      $319.8      $256.0       $63.8     24.9%

Other operating expenses consist of contracted services, services from affiliates, materials and supplies, and miscellaneous expenses, such as
access charge expenses and advertising.   The increase consists of
$18.8 in services provided by ASI and $14.4 in contracted services which were both previously provided by Company employees, $4.3 in right-to-use fees, $3.8 in advertising, and $32.1 in access charge expenses which were formerly an offset to revenue. Partially offsetting the increases were decreases of $4.0 in land and building rentals, $1.3 in materials and supplies, and lower service charges from Ameritech Corporation (the Company's parent) and Ameritech Information Systems, Inc. (AIS), an affiliate of the Company, of $4.4 and $0.5, respectively.


                     			       1993       1992       Increase  % Change
Taxes other than income taxes  $44.8      $39.3        $5.5      14.0%

The increase is primarily comprised of an increase in property taxes of $3.2 and gross receipts taxes of $2.5. The property tax increase is due primarily to an estimated 6.0% rate increase and increased property.
The increase in the gross receipts taxes is due to increased revenue and prior year adjustments.


Other Income and Expenses


                     			       1993       1992        Decrease  % Change
Interest expense               $29.0      $34.5        ($5.5)    (15.9%)

The decrease from the same period last year resulted primarily from $5.9 in lower interest related to long term debt resulting from bond retirements in 1992 and 1993 offset by an increase in interest paid to the Ameritech short term funding pool. (See Notes D. and E. to the financial statements for further information related to the bond retirements.)

                    			 (Dollars in Millions)


                     			       1993        1992      Increase  % Change
Other income - net             $6.4        $5.9        $0.5       8.5%

Other income in 1992 included income of $6.6 from settlements with federal and state taxing authorities, $1.5 in early extinguishment of debt cost and a loss in ASI equity of $1.7. Other income in 1993 does not include early extinguishment of debt costs as these charges have been classified as an extraordinary item on the Statements of Income and Reinvested Earnings. ASI equity in 1993 resulted in income of $3.8. In addition, net interest income from the Ameritech short term funding pool decreased from 1992 to 1993.


                     			       1993        1992       Increase  % Change
Income taxes                  $87.2       $78.5         $8.7      11.1%

The increase in income taxes was due primarily to an increase in taxable income. These increases were partially offset by an unfavorable Federal tax audit settlement in 1992.

The effective tax rate for the years ended December 31, 1993 and 1992 was 32.5%.

                  			  (Dollars in Millions)

OTHER INFORMATION

Regulatory Environment

Customer demand, technology and the preferences of policy makers are all converging to increase competition in the local exchange business. The effects of increasing competition are apparent in the marketplace the Company serves. Additionally, increasing volumes of intraLATA long distance services purchased by large and medium sized business customers are sold by carriers other than the Company.

Recognizing the trend, the Company's regulatory/public policy activities are focused on achieving a framework that allows for expanding competition while providing a fair opportunity for all carriers, including the Company, to succeed. The cornerstone of this effort is Ameritech's "Customers First Plan" that was filed with the Federal Communications Commission (FCC) on March 1, 1993. In a subsequent filing with the U.S. Department of Justice, Ameritech proposed that the Customers First Plan be implemented on a trial basis beginning in January 1995 in Illinois and other states thereafter.

The Customers First Plan proposes to open all of the local telephone business in the Company's service area to competition. In exchange, Ameritech has requested three regulatory changes. First, Ameritech has requested relief from the Modification of Final Judgment (MFJ) interLATA ban. Such relief would mean that the Company would be allowed to offer all long distance services. Second, Ameritech has requested a number of modifications in the FCC's price cap rules. These modifications would apply only to Ameritech, including the Company, and would eliminate any obligation to refund, in the form of its share of future rate reductions, its share of interstate earnings in excess of 12.25%. The modifications would also provide the Company increased ability to price its interstate access services in a manner appropriate to competitive conditions. Third, Ameritech has requested FCC authority to collect in a competitively neutral manner, the social subsidies currently embedded in the rates that the Company charges long distance carriers for access to the local network.

Opportunity Indiana

On May 4, 1993, the Company filed an alternative regulation proposal with the Indiana Utility Regulatory Commission (the IURC). Under the proposal, traditional rate of return regulation would be eliminated and replaced by a price regulation mechanism, under which future rate changes for basic exchange services would be subject to a predetermined formula reflecting changes in inflation, the Company's historic productivity and actual service quality performance. The proposal would give the Company the ability to set prices for services which are classified as competitive services by the IURC, and the Company would also be able to determine its own depreciation rates. Under the terms of this proposal as originally filed, the Company would agree to freeze basic exchange rates at current levels through the end of 1994, if its proposal was adopted by the IURC.

                     			(Dollars in Millions)


On February 21, 1994, the Company entered into a settlement agreement in connection with the proposal with the Office of the Utility Consumer Counselor and other consumer representatives. Under the agreement, the Company agreed to rate reductions totaling $57.5 between May 1994 and June 1996 ($27.7, $13.5 and $16.3 for 1994, 1995 and 1996,
respectively), and to price ceilings for basic local service until January 1, 1998 in return for the implementation of its alternative regulation proposal. In addition, the Company also agreed to spend $120.0 in infrastructure investment over the next six years to provide an advanced communications system for schools, hospitals, and major government centers and to contribute an additional $30.0 during that period for equipment and training for schools to take advantage of the advanced system. The agreement remains subject to IURC approval, and the parties to the agreement have requested expedited action by the IURC by April 29, 1994.

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets and liabilities because of the actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

Status of New Business Units

In February 1993, following a year-long examination of its business called "Breakthrough Leadership," Ameritech announced it would restructure its business into separate units organized around specific customer groups -- such as residential customers, small businesses, interexchange companies and large corporations -- and a single unit that will run Ameritech's network in Illinois, Indiana, Michigan, Ohio and
Wisconsin.   The Ameritech Bell Companies will continue to function as
legal entities owning current Bell company assets in each state. The network unit will provide network and information technology resources in response to the needs of the other business units. This unit will be the source of network capabilities for products and services offered by the other business units and will be responsible for the development and day-to-day operation of an advanced information infrastructure.

All of the business units and the network unit are currently operational. Ameritech has developed a new logo and is marketing all of its products and services under the single brand name "Ameritech."

                    			 (Dollars in Millions)

Digital Video Network

In January 1994, Ameritech Corporation (Ameritech), the parent of the Company, announced a program to launch a digital video network upgrade that is expected, by the end of the decade, to make available interactive information and entertainment services, as well as traditional cable TV services, to approximately six million Ameritech customers. The Company has filed an application with the FCC seeking approval of the program. The application reflects capital expenditures of approximately $49.0 over the next three years. The Company may also, depending on market demand, make additional capital expenditures under this program. The Company anticipates that its capital expenditures for the program will be funded without an increase to its recent historical level of capital expenditures.

Changes in Accounting Principles

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the liability method the Company had been following and, accordingly, did not have a material impact on the Company's financial statements upon adoption.

As more fully discussed in Note C. to the financial statements, effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes was recognized in the first quarter of 1992 as a change in accounting principles of $160.2, net of a deferred income tax benefit of $90.3.

Workforce Resizing

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 780 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The above actions will result in a charge to first quarter 1994 earnings of approximately $68.9, or $42.8 after-tax. A significant portion of the program cost will be funded by Ameritech's pension plan, whereas financial incentives to be paid from Company funds are estimated to be approximately $18.4. Settlement gains, which result from terminated employees accepting lump-sum payments from the pension plan, will be reflected in income as employees leave the payroll. The Company believes this program will reduce its employee-related costs by approximately $39.0 on an annual basis upon completion of this program.

The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

         	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

         	      STATEMENTS OF INCOME AND REINVESTED EARNINGS

                        			 (Dollars in Millions)

                 					     Year Ended December 31,

                                   					 1993        1992        1991

REVENUES                               $1,116.6    $1,045.5    $1,033.9

OPERATING EXPENSES
  Employee related expenses               245.1       265.9       295.8
  Depreciation and amortization           215.6       214.0       209.9
  Other operating expenses                319.8       256.0       232.2
  Taxes other than income taxes            44.8        39.3        35.2
                                   					  825.3       775.2       773.1

OPERATING INCOME                          291.3       270.3       260.8

  Interest expense                         29.0        34.5        36.8
  Other income - net                       (6.4)       (5.9)       (2.6)

INCOME BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLES                   268.7       241.7       226.6

  Income taxes                             87.2        78.5        73.8

INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLES         181.5       163.2       152.8

  Extraordinary item--loss on early
    extinguishment of debt (less
    income tax benefit of $8.8)           (14.7)        0.0         0.0

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLES      166.8       163.2       152.8

  Cumulative effect of change in
    accounting principles                   0.0      (160.2)        0.0

NET INCOME                                166.8         3.0       152.8

REINVESTED EARNINGS, BEGINNING
  OF YEAR                                 239.8       346.2       334.9

LESS DIVIDENDS                            155.8       109.4       141.5

REINVESTED EARNINGS, END OF YEAR       $  250.8    $  239.8    $  346.2


The accompanying notes are an integral part of the financial statements.

	                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                         			     BALANCE SHEETS

                         			 (Dollars in Millions)


                                   					     December 31,   December 31,
                                            				 1993           1992
ASSETS


CURRENT ASSETS

  Cash and temporary cash investments         $     0.6      $     7.2
  Investment in Ameritech funding pool              0.0            3.0
                                          						    0.6           10.2


  Receivables
    Customers and agents (less
      allowance for uncollectibles of
      $5.6 and $3.1, respectively)                160.9          150.0
    Ameritech and affiliates                       16.6           13.6
    Other                                           9.5            5.9
  Material and supplies                             6.1            8.8
  Prepaid and other                                12.7           21.5
                                          						  206.4          210.0


TELECOMMUNICATIONS PLANT

  In service                                    2,945.7        2,901.9
  Under construction                               37.2           52.1
                                          						2,982.9        2,954.0

  Less:  Accumulated depreciation               1,320.6        1,238.5
                                          						1,662.3        1,715.5


INVESTMENTS, principally in affiliate              31.1           25.0


OTHER ASSETS AND DEFERRED CHARGES                  87.7           84.7


TOTAL ASSETS                                  $ 1,987.5      $ 2,035.2






The accompanying notes are an integral part of the financial statements.

        	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                       			     BALANCE SHEETS

                       			 (Dollars in Millions)

                                    					     December 31,   December 31,
                                           						 1993           1992

LIABILITIES AND SHAREOWNER'S EQUITY


CURRENT LIABILITIES

  Debt maturing within one year
    Ameritech                                 $    75.0      $     0.0
    Other                                         220.1            0.1
  Accounts payable
    Ameritech Services, Inc.                       19.9           21.9
    Ameritech and affiliates                       13.4           10.7
    Other                                          62.8           79.5
  Other current liabilities                       178.0          170.7
						  569.2          282.9


LONG TERM DEBT                                     85.2          392.8


DEFERRED CREDITS AND OTHER LONG TERM LIABILITIES

  Accumulated deferred income taxes               163.1          169.7
  Unamortized investment tax credits               34.5           41.2
  Postretirement benefits other than pensions     224.1          230.8
  Long term payable to Ameritech Services, Inc.     9.4            9.9
  Other                                            86.2          103.1
                                          						  517.3          554.7


SHAREOWNER'S EQUITY

  Common stock ($40 par value; 15,000,000
   shares authorized; 13,490,876 issued
   and outstanding)                               539.6          539.6
  Proceeds in excess of par value                  25.4           25.4
  Reinvested earnings                             250.8          239.8
                                          						  815.8          804.8


TOTAL LIABILITIES AND SHAREOWNER'S EQUITY     $ 1,987.5      $ 2,035.2





The accompanying notes are an integral part of the financial statements.

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                         			STATEMENTS OF CASH FLOWS

                          			 (Dollars in Millions)

                                 					     Year Ended December 31,

                                   					  1993       1992       1991
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                              $ 166.8    $   3.0    $ 152.8
Adjustments to net income
  Extraordinary item--loss on early
    extinguishment of debt                 14.7        0.0        0.0
  Cumulative effect of change in
    accounting principles                   0.0      160.2        0.0
  Depreciation and amortization           215.6      214.0      209.9
  Deferred income taxes, net              (14.4)     (14.7)     (13.7)
  Investment tax credits, net              (6.7)      (6.3)      (8.9)
  Interest during construction             (0.7)      (0.5)      (0.7)
  Provision for uncollectibles              7.6        4.9        7.2
  Change in accounts receivable           (25.7)      (1.6)     (18.8)
  Change in materials and supplies          1.2       (1.0)      (0.4)
  Change in prepaid expenses and certain
    other current assets                    1.3       (9.9)      (2.9)
  Change in accounts payable              (16.0)      21.3      (13.1)
  Change in accrued taxes                   6.3       (0.3)       7.5
  Change in certain other current
    liabilities                            10.8       18.6       34.9
  Net change in certain noncurrent
    assets and liabilities                (13.1)      (4.2)     (20.8)
  Other                                   (10.4)       2.0       (0.2)

Net cash from operating activities        337.3      385.5      332.8

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures, net                (162.2)    (199.6)    (195.6)
Proceeds from (cost of) disposals of
  telecommunications plant                  2.0       (1.6)      (1.2)
Additional investments in ASI
  (affiliate), principally equity          (3.0)      (4.0)       0.0
Proceeds from sales of investments          0.0        0.0        1.6

Net cash from investing activities       (163.2)    (205.2)    (195.2)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in short term debt               0.0        0.0      (36.0)
Intercompany financing - net               75.0      (43.5)      43.5
Retirements of long term debt            (100.0)     (24.5)      (0.8)
Cost of refinancing long term debt         (2.9)      (1.4)       0.0
Dividend payments                        (155.8)    (109.4)    (141.5)

Net cash from financing activities       (183.7)    (178.8)    (134.8)



The accompanying notes are an integral part of the financial statements.

        	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                      			STATEMENTS OF CASH FLOWS

                      			 (Dollars in Millions)

                                   					     Year Ended December 31,

                                    					  1993        1992        1991
Net (decrease) increase in cash and
  temporary cash investments               (9.6)        1.5         2.8
Cash and temporary cash investments
  at beginning of year                     10.2         8.7         5.9
Cash and temporary cash investments
  at end of year                        $   0.6     $  10.2     $   8.7





The accompanying notes are an integral part of the financial statements.

            	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED
 		                        NOTES TO FINANCIAL STATEMENTS

                          			  (Dollars in Millions)


Indiana Bell Telephone Company, Incorporated (the Company), is a wholly owned subsidiary of Ameritech Corporation (Ameritech).

A.     SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The financial statements have been prepared in accordance with generally accepted accounting principles. In compliance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), the Company recognizes the actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability. Actions of a regulator can also eliminate a liability previously imposed by the regulator.

Transactions with Affiliates - The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

   1. Ameritech Services, Inc. (ASI) - The Company has a 10% ownership in ASI, an Ameritech controlled affiliate, that provides consolidated planning, development, management, and support
      services to all of the Ameritech Bell companies.   The Company
      also provides certain services, such as loaned employees, to ASI.

                                  					  1993     1992     1991

      Purchases of materials from ASI   $ 87.2   $ 81.0   $ 78.8

      Charges for purchases of services
       from ASI                          121.8    100.6     86.8

      Recovery of costs for services      12.3      9.2      6.1
       provided to ASI


   2. Ameritech (the Company's parent) - Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                  					  1993     1992     1991

      Charges incurred for services      $12.1    $11.5    $13.4

   3. Ameritech Publishing, Inc. (API) - The Company has an agreement under which payments are made to the Company by API for license fees and billing and collection services provided by the Company. The Company also purchases directory services from API under the same agreement.

                                  					  1993     1992     1991

      Fees paid to the Company by API    $47.8    $46.8    $42.5

      Purchases by the Company from API    8.6      8.5      7.5


   4. Ameritech Information Systems, Inc. (AIS) - The Company has an agreement whereby the Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                  					  1993     1992     1991

      Charges incurred for services       $3.7     $4.4     $5.8


   5. Bell Communication Research, Inc. (Bellcore) - Bellcore provides research and technical support to the Company. ASI has a one-seventh interest in Bellcore and bills the Company for the costs.

                                  					  1993     1992     1991

      Charges incurred for services      $13.0    $16.0    $15.5


Telecommunications Plant - Telecommunications plant is stated at original cost. The original cost of telecommunications plant acquired from ASI includes a return on investment to ASI.

The provision for depreciation and amortization is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of telecommunications plant with similar characteristics.

Generally, when depreciable plant is retired, the amount at which such plant has been carried in telecommunications plant in service is charged to accumulated depreciation.

The cost of maintenance and repairs of plant is charged to expense.

Investments - The Company's investment in ASI (10% ownership and $26.6 and $22.0 at December 31, 1993 and 1992, respectively) is reflected in the financial statements using the equity method of accounting. All other investments are carried at cost.

Material and Supplies - Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost determined generally on an average cost basis.

Interest During Construction - Regulatory authorities allow the Company to accrue interest as a cost of constructing certain plant and as an item of income, i.e., allowance for debt and equity funds used to finance construction. Such income is not realized in cash currently but will be realized over the service life of the plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

Income Taxes - The Company is included in the consolidated Federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the liability method already followed by the Company and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. Consolidated income tax currently payable has been allocated to the Company based on the Company's contribution to consolidated taxable income and tax credits.

Deferred tax assets and liabilities are based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities. Under the liability method, deferred tax assets and liabilities at the end of each period are determined using the statutory tax rates in effect when these temporary differences are expected to reverse. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. In addition, for regulated companies, SFAS No. 109 requires that all deferred regulatory liabilities be recognized at the revenue requirement level. It further requires that a deferred tax liability be recorded to reflect the amount of cumulative tax benefits previously flowed through to ratepayers and that a long-term deferred asset be recorded to reflect the revenue to be recovered in telephone rates when the related taxes become payable in future years.

The Company uses the deferral method of accounting for investment tax credits. Therefore, credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986 and also certain transitional credits earned after the repeal are being amortized as reductions in the tax expense over the life of the plant which gave rise to the credits.

Temporary Cash Investments - Temporary cash investments are stated at cost which approximates market. The Company considers all highly liquid, short term investments with an original maturity of three months or less to be cash equivalents.

Short Term Financing Arrangement - During 1991, Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short term financing and cash management services. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short term, excess funds on their behalf. See Notes D. and H.

B.     INCOME TAXES

The components of income tax expense follow:

                                  					  1993       1992       1991
Federal
   Current                             $ 100.8   $   91.5   $   84.5
   Deferred, net                         (14.9)     (16.0)     (15.1)
   Investment tax credits, net            (6.7)      (6.3)      (8.9)
     Total                                79.2       69.2       60.5

State and Local
   Current                                 7.5        8.0       11.9
   Deferred, net                           0.5        1.3        1.4
     Total                                 8.0        9.3       13.3

Total income tax expense              $   87.2   $   78.5   $   73.8

Deferred income tax expense (credit) results principally from temporary differences caused by the change in the book and tax bases of property, plant, and equipment due to the use of different depreciation methods and lives for financial reporting and income tax purposes. Total income taxes paid were $114.2, $102.7, and $95.2 in 1993, 1992, and 1991, respectively.

The following is a reconciliation between the statutory federal income tax rate for each of the last three years and the Company's effective tax rate:

                                  					  1993       1992       1991

Statutory tax rate                        35.0%      34.0%      34.0%

State income taxes, net of federal
   benefit                                 1.9        2.5        3.9

Reduction in tax expense due to
   amortization of investment
   tax credits                            (2.5)      (2.6)      (3.9)

Effect of adjusting deferred income tax
   balances due to tax law changes        (0.9)       0.0        0.0

Benefit of tax rate differential
   applied to reversing temporary
   differences                            (2.2)      (2.9)      (2.9)

Other                                      1.2        1.5        1.5

Effective tax rate                        32.5%      32.5%      32.6%

The Revenue Reconciliation Act of 1993, enacted in August of 1993, increased the statutory Federal income tax rate for 1993 to 35%. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances not subject to regulatory accounting prescribed by SFAS No. 71 (see Note A). The result was a reduction in deferred income tax expense of $2.4 million, primarily from increasing the deferred tax assets associated with SFAS Nos. 106 and 112 (see Note C.)

As of December 31, 1993, the Company had a regulatory asset of $46.3 million (reflected in Other Assets and Deferred Charges) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. In addition, on that date, the Company had a regulatory liability of $67.4 million (reflected in Other Deferred Credits) related to the reduction of deferred taxes resulting from the change in the Federal statutory income tax rate to 35% and deferred taxes provided on unamortized investment tax credits. These amounts will be amortized over the regulatory lives of the related depreciable assets concurrent with recovery in rates. The accounting for and the impact on future net income of these amounts will depend on the ratemaking treatment authorized in future regulatory proceedings.

As of December 31, 1993 and 1992, the components of long term accumulated deferred income taxes were as follows:


                           				    1993          1992
Deferred tax assets
     Postretirement and
       postemployment benefits   $  96.2       $  90.7
     SFAS No. 71 accounting          9.8          42.7
     Other, net                      6.8           8.4
                            				   112.8         141.8

Deferred tax liabilities
     Accelerated depreciation      271.3         289.5
     Other                           4.6          22.0
                            				   275.9         311.5
Net deferred tax liability       $ 163.1       $ 169.7


Deferred income taxes in current assets and liabilities are not shown as they are not significant.

C.     EMPLOYEE BENEFIT PLANS

Pension Plans

Ameritech maintains non-contributory defined pension and death benefit plans covering substantially all of the Company's management and non-management employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the non-management plan. Pension credits are allocated to subsidiaries based on the percentage of compensation for the management plan and per employee for the non-management plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credits for the Ameritech plans:



                            				   1993          1992           1991

Pension credits                  $  (9.5)      $ (10.0)       $  (6.5)


Current year credits as a
 percentage of salaries and wages   (4.5)%        (4.3)%         (2.7)%

Pension credits were determined using the projected unit credit actuarial method in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The resulting pension credits are primarily attributable to favorable investment performance and the funded status of the plans.

Certain disclosures are required to be made of the components of pension costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

The assets of the Ameritech plans consist principally of debt and equity securities, fixed income securities and real estate. As of December 31, 1993, the fair value of plan assets available for the plan benefits exceeded the projected benefit obligation (calculated using a discount
rate of 5.8% as of December 31, 1993 and 1992).   The assumed long-term
rate of return on plan assets used in determining pension cost was 7.25%
for 1993, 1992 and 1991.   The assumed increase in future compensation
levels, also used in the determination of the projected obligation, was 4.5% in 1993 and 1992.

Postretirement Benefits Other Than Pensions - Effective January 1, 1992, Ameritech adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the cost of postretirement benefits granted to employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive
benefits.   The cost of health care and postretirement life insurance
benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

In adopting SFAS No. 106, the Company elected to immediately recognize, effective January 1, 1992, the transition benefit obligation for current and future retirees. The unrecognized obligation was $231.8 million less deferred income taxes of $85.7 million or $146.1 million, net. To this amount, is added the Company's 10% share of ASI's transition obligation of $6.2 million for a total charge of $152.3 million.

As defined by SFAS No. 71, a regulatory asset and any corresponding regulatory liability associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery in the rate-making process.

Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental, and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Association trust funds (VEBAs) and Retirement Funding Accounts (RFAs). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under SFAS No. 106. Ameritech intends to continue to fund its obligations appropriately and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree healthcare cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

SFAS No. 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated.

However, the Company has been advised by Ameritech as to the following assumptions used in determining its SFAS No. 106 costs.

As of December 31, 1993 the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan
benefits.   The assumed discount rate used to measure the accumulated
postretirement benefit obligation was 7.0% as of December 31, 1993 and 7.5% as of December 31, 1992. The assumed rate of future increases in compensation level was 4.5% as of December 31, 1993 and December 31, 1992. The expected long term rate of return on plan assets was 7.25% in 1993 and 1992 on VEBAs and 8.0% in 1993 and 1992 on RFAs. The assumed healthcare cost trend rate in 1993 was 9.6% and 10% in 1992, and is assumed to decrease gradually to 4.0% in 2007 and remain at that level. The assumed increase in healthcare cost is 9.2% for 1994. The healthcare cost trend rates have a significant effect on the amounts
reported for costs each year.   Specifically, increasing the assumed
healthcare cost trend rate by one percentage point in each year would increase the 1993 annual expense by approximately 18.0%.

Postretirement benefit cost under SFAS No. 106 for 1993 and 1992 was $23.5 and $21.8, respectively. During 1991, the cost of postretirement healthcare benefits for retirees was $21.5.

As of December 31, 1993, the Company had approximately 4,584 retirees eligible to receive health care and group life insurance benefits.

Postemployment Benefits - Effective January 1, 1992, Ameritech adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits and health care continuation coverage. A one-time charge related to adoption of this statement was recognized as a change in accounting principle, effective as of January 1, 1992. The charge was $12.3, less deferred taxes of $4.6 for a net of $7.7. To this amount, is added the Company's 10% share of ASI's one-time charge of $0.2 for a total charge of $7.9. Previously the Company used the cash method to account for such costs. Current expense levels are dependent upon actual claim experience, but are not materially different than prior charges to income.

Workforce Reductions - During 1993, 305 employees left the Company through voluntary early retirement programs and involuntary terminations. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $1.4. The involuntary termination plan remains in effect until June 30, 1994.

During 1992, 210 employees left the Company through voluntary early retirement programs and involuntary terminations. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $0.2.

During 1991, the Company offered most of its management employees an early retirement program. The net cost of this program, including termination benefits and a settlement gain from the pension plan, was $0.8.

D.     DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following at December 31:

                                                							 Weighted
	                                                						  Average
				                                 Amounts          Interest Rates*
                           				 1993   1992   1991   1993  1992  1991

Notes payable
   Bank Loans
   Parent (Ameritech)         $  75.0  $ 0.0 $ 43.5     -     -   5.07%
   Other
Long term debt maturing
  within one year               220.1    0.1    0.1
     Total                    $ 295.1 $  0.1 $ 43.6

Average notes payable
 outstanding during
  the year                    $  32.8 $  2.2 $ 18.4   3.15% 4.78% 6.26%

Maximum notes payable
 at any month end
 during the year              $  92.5 $  6.5 $ 44.5


In December 1993, the Company called $90.0 of 8.000% debentures due in 2014 and $130.0 of 8.125% debentures due in 2017. This debt had been included in Other Debt Maturing Within One Year as of December 31, 1993. These debentures were redeemed in 1994 with an advance from Ameritech.

During 1991, Ameritech consolidated the short-term financing of its subsidiaries at Ameritech Corporate. See Note A. - Short Term Financing Arrangement.



* Computed by dividing the average daily face amount of notes payable into the aggregate related interest expense.

E.     LONG TERM DEBT

Long term debt consists principally of mortgage bonds and debentures issued by the Company.

The following table sets forth interest rates and other information on long term debt outstanding at December 31:

Interest        Maturities                          1993        1992

4.375%      40 year bonds due June 1, 2003       $  20.0     $  20.0
4.750%      40 year bonds due October 1, 2005       25.0        25.0
5.500%      40 year bonds due April 1, 2007         40.0        40.0
8.125%      40 year bonds due August 1, 2011         0.0       100.0
8.125%      40 year bonds due March 1, 2017          0.0       130.0
8.000%      37 year bonds due October 1, 2014        0.0        90.0
                                          						    85.0       405.0

Capital lease obligations                            0.1         0.2
Unamortized premium (discount)-net                   0.1       (12.4)
Total                                            $  85.2     $ 392.8


In June 1993, the Company redeemed $100.0 of 8.125% debentures due in 2011 using funds obtained from short term borrowings and internal sources. In December 1993, the Company called $90.0 of 8.000% debentures due in 2014 and $130.0 of 8.125% debentures due in 2017.
This debt has been included in Other Debt Maturing Within One Year as of December 31, 1993. The $90.0 and $130.0 debentures were redeemed in 1994. The Company has filed a registration statement with the Securities and Exchange Commission for issuance of up to $225.0 in
unsecured debt securities for general corporate purposes.   As of
January 28, 1994, none of these securities had been issued.

Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) in 1993 were $23.5 and have been classified as an extraordinary item on the Statements of Income and Reinvested Earnings. In 1992, the costs were $1.4 and are included in other income.

F.     LEASE COMMITMENTS

The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $26.0, $14.9, and $21.3 million for 1993, 1992, and 1991, respectively. At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

Years                                  Operating      Capital

1994                                     $ 0.5         $ 0.1
1995                                       0.3           0.1
1996                                       0.2           0.1
1997                                       0.1           0.0
1998                                       0.1           0.0
Thereafter                                 0.1           0.0
Total minimum rental commitments        $  1.3           0.3

Less:  amount representing interest costs                0.1

Present value of minimum lease payments               $  0.2

G.     FINANCIAL INSTRUMENTS

The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1993 and 1992:


1993
                            				     Carrying           Fair
                             				      Value            Value

Cash and short term investments      $    0.6        $    0.6
Debt                                    395.1           381.1
Long-term payable to ASI (for
  postretirement benefits)                9.4             9.4
Other assets                              8.1             8.1
Other liabilities                         9.8             9.8


1992
                           				      Carrying           Fair
                            				       Value            Value

Cash and short term investments      $   10.2        $   10.2
Debt                                    402.2           395.5
Long-term payable to ASI (for
  postretirement benefits)               10.2            10.2
Other assets                              2.6             2.6
Other liabilities                         8.8             8.8


The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Short Term Investments - Carrying value approximates fair value because of short term maturity of these instruments.

Debt - The carrying amount (including accrued interest) of the Company's debt maturing within one year approximates fair value because of the short term maturities involved. The fair value of the Company's long term debt was estimated based on the year end quoted market price for the same or similar issues.

Other Assets and Liabilities - These financial instruments consist primarily of long term receivables, other investments, and customer deposits. The fair values of these items are based on expected cash flows or, if available, quoted market prices.

Long term Payable to ASI (for Postretirement Benefits) - Carrying value approximates fair value.

H.     ADDITIONAL FINANCIAL INFORMATION


                                  					December 31,     December 31,
                                  					    1993             1992

Balance Sheets

Other current liabilities:
  Accrued payroll                        $   6.3          $   6.6
  Accrued taxes                             63.6             58.6
  Income taxes deferred one year           (19.0)           (25.3)
  Advance billings and customer deposits    73.7             70.5
  Accrued interest                          12.7             15.1
  Compensated absences                      18.0             17.7
  Other                                     22.7             27.5

     Total                               $ 178.0          $ 170.7



                           				     1993        1992        1991
Statements of Income

Interest expense:
  Interest on long term debt      $  26.0     $  31.9     $  33.1
  Interest on notes payable -
    Ameritech                         1.0         0.1         0.9
  Other                               2.0         2.5         2.8

     Total                        $  29.0     $  34.5     $  36.8

Interest paid was $29.8, $32.9, and $34.7 million in 1993, 1992 and 1991, respectively.

                           				     1993        1992        1991

Taxes other than income taxes:
  Property                        $  29.1     $  25.8     $  24.3
  Gross receipts                     14.3        11.8         9.5
  Other                               1.4         1.7         1.4

     Total                        $  44.8     $  39.3     $  35.2

Maintenance and repair expense    $ 173.4     $ 170.4     $ 167.8

Depreciation-Percentage of average
  depreciable telecommunications
  plant in service                    7.4%        7.5%        7.6%

Revenues from AT&T, consisting principally of interstate network access and billing and collection service revenues, comprised approximately 11.6%, 13.2%, and 13.6% of total revenues in 1993, 1992, and 1991, respectively. No other customer accounted for more than 10% of total revenues.

I.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



	   Calendar                           Operating    Net Income
	    Quarter              Revenues       Income       (Loss)

	     1993
	      1st                $  264.2     $   72.0     $   43.7
	      2nd                   280.1         73.6         42.8
	      3rd                   282.4         68.9         43.4
	      4th                   289.9         76.8         36.9
	      Total              $1,116.6     $  291.3     $  166.8

	     1992
	      1st                $  260.5     $   68.5     $ (114.6)
	      2nd                   258.6         67.8         38.2
	      3rd                   261.6         65.5         39.8
	      4th                   264.8         68.5         39.6
	      Total              $1,045.5     $  270.3     $    3.0


The fourth quarters of 1993 and 1992 were affected by several income and expense items. The fourth quarter of 1993 was affected by gains from workforce resizing and charges for the early retirement of debt. The fourth quarter of 1992 was affected by higher costs and charges resulting from market realignment efforts and increased advertising. These costs were offset by gains from workforce resizing and higher than expected pension credits.

Certain reclassifications have been made in the second quarter of 1993 to reflect $2.3 as an extraordinary loss arising from early extinguishment of debt costs, resulting in $45.1 of ordinary income with no effect on previously reported net income. These reclassifications were required because in the fourth quarter of 1993 an additional charge for early extinguishment of debt costs of $19.8, or $12.4 after tax, was made. These charges were considered material, necessitating classification of all 1993 early extinguishment of debt costs as an extraordinary item.

First quarter 1992 results reflect charges related to the adoption of SFAS Nos. 106 and 112 for postretirement and postemployment benefits, as discussed previously in Note C. above. The charges totaled $160.2.

All adjustments necessary for a fair statement of results for each period have been included.

J.     CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of the Company for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 was 8.13, 7.13, 6.29,
6.47 and 6.56, respectively.

For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense, extraordinary items and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.


K.     INTRASTATE RATE SETTLEMENT

On March 27, 1992, the Company reached an agreement with the Office of the Utility Consumer Counselor regarding its investigation into the Company's rates and charges. The agreement provided a one-time credit to all subscribers as well as a reduction in toll and Touch-Tone rates. Part of the one-time credit was applied in June of 1992 for $7.0 with the $3.0 remainder accrued in 1992 for application in January of 1993. The Touch-Tone rate reduction, effective July 1, 1992, reduced revenues by $6.0 during the last 6 months of 1992 and by $12.8 during 1993. The toll rate reduction went into effect on January 1, 1993 and reduced 1993 revenue by $15.5.


L.     PRIOR YEAR RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform with current year presentation. These reclassifications have no effect on previously reported net income.


M.     EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

On March 25, 1994, Ameritech announced it would reduce its nonmanagement workforce resulting in an after-tax charge to the Company of $42.8. The charge will be recorded in the first quarter of 1994.

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		       AND FINANCIAL DISCLOSURE

No changes in nor disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure occurred during the period covered by this annual report.

                            				 PART IV

       	   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
			                     AND REPORTS ON FORM 8-K



(a)  Documents filed as part of the report:

     (1)  Financial Statements:                              Page

	       Selected Financial and Operating Data                 14

	       Statements of Income and Reinvested Earnings          23

	       Balance Sheets                                        24

	       Statements of Cash Flows                              26

	       Notes to Financial Statements                         28

	       Report of Independent Public Accountants              47

     (2)  Financial Statement Schedules:

	       V - Telecommunications Plant                          48

	       VI - Accumulated Depreciation                         52

	       VIII - Allowance for Uncollectibles                   56

Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3)  Exhibits:

       	  Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


   Exhibit
   Number

     3a Articles of Incorporation of the registrant as amended May, 1990, (Exhibit (3)a to Form 10-K for the year ended December
	           31, 1990, File No. 1-6746).

     3b     By-laws of the registrant as amended April 7, 1990 (Exhibit
       	    (3)b to Form 10-K for the year ended December 31, 1990, File
	           No. 1-6746).

     4 No instrument which defines the rights of holders of long term debt of the registrant is filed herewith pursuant to
	           Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    10a     Reorganization and Divestiture Agreement among American
       	    Telephone and Telegraph Company, American Information
	           Technologies Corporation (n/k/a/ Ameritech Corporation) and Affiliates dated November 1, 1983 (Exhibit (10)a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612).

    12      Statement re:  Computation of Ratio of Earnings to Fixed
       	    Charges


(b) Reports of Form 8-K:

No report on Form 8-K was filed by the registrant during the last quarter of the year covered by this report.



Page 46
                   			       SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      			Indiana Bell Telephone Company, Incorporated


                              			      By: /s/ Cheryl K. Wooley
                                     				  Cheryl K. Wooley
                                     				  Vice President - Comptroller


March 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.

Principal Executive Officer:


                              			      By: /s/Thomas J. Reiman
                                     				  Thomas J. Reiman
                                     				  President


Principal Financial and Accounting Officer:


                              			      By: /s/ Cheryl K. Wooley
                                     				  Cheryl K. Wooley
                                     				  Vice President - Comptroller






                                  			  Ameritech Corporation


                              			      By: /s/ Richard H. Brown
	                                     			  Richard H. Brown
                                     				  Vice Chairman

                         			      the sole shareholder of the registrant,
                         			      which has elected under the laws of
                         			      Indiana to be managed by the shareholder
                         			      rather than by a board of directors


Page 47

           	      Report of Independent Public Accountants



To the Shareholder of
Indiana Bell Telephone Company, Incorporated:

We have audited the accompanying balance sheets of INDIANA BELL TELEPHONE COMPANY, INCORPORATED (an Indiana corporation) as of December 31, 1993 and 1992, and the related statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Bell Telephone Company, Incorporated as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note (C) to the financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                      					   ARTHUR ANDERSEN & CO.


Indianapolis, Indiana,
January 28, 1994.

Page 48
                                       						    Schedule V - Sheet 1

        	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

               		 SCHEDULE V - TELECOMMUNICATIONS PLANT

                      			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost  Retirements Changes  End of
 Classification         of Period   Note (a)   Note (b)  Note (c) Period
   Year 1993

Land                        11.9       0.0       0.0       0.0      11.9
Buildings                  272.1       7.4       2.4       0.6     277.7
Computers and Other
  Office Equipment         168.6       7.2      10.6      (1.2)    164.0
Vehicles and Other
  Work Equipment            55.3       6.1       3.9       0.3      57.8
Central Office Equipment 1,082.4      99.6     103.6      (1.8)  1,076.6
Information Origination/
  Termination Equipment     38.7       2.7       0.3      (0.1)     41.0
Cable and Wire
  Facilities             1,267.6      58.6      14.8       0.0   1,311.4
Capitalized Lease Assets     0.9       0.0       0.0       0.0       0.9
Miscellaneous Other
  Property                   4.4       0.0       0.0       0.0       4.4

Total Telecommunications
  Plant In Service (d)   2,901.9     181.6     135.6      (2.2)  2,945.7
Telecommunications Plant
  Under Construction        52.1     (17.3)      0.0       2.4      37.2

Total Telecommunications
  Plant                 $2,954.0  $  164.3  $  135.6  $    0.2  $2,982.9















The notes on page 51 are an integral part of this Schedule.

Page 49
                                         						    Schedule V - Sheet 2

        	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                		 SCHEDULE V - TELECOMMUNICATIONS PLANT

                       			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost  Retirements Changes  End of
 Classification         of Period   Note (a)   Note (b)  Note (c) Period
   Year 1992

Land                        11.6       0.3       0.0       0.0      11.9
Buildings                  262.3      11.1       1.4       0.1     272.1
Computers and Other
  Office Equipment         167.3      14.0      12.2      (0.5)    168.6
Vehicles and Other
  Work Equipment            54.2       6.8       5.9       0.2      55.3
Central Office Equipment 1,063.9      82.3      64.4       0.6   1,082.4
Information Origination/
  Termination Equipment     35.7       5.4       2.4       0.0      38.7
Cable and Wire
  Facilities             1,224.0      58.9      15.3       0.0   1,267.6
Capitalized Lease Assets     2.7       0.0       1.8       0.0       0.9
Miscellaneous Other
  Property                   4.2       0.0       0.0       0.2       4.4

Total Telecommunications
  Plant In Service (d)   2,825.9     178.8     103.4       0.6   2,901.9
Telecommunications Plant
  Under Construction        28.1      24.6       0.0      (0.6)     52.1

Total Telecommunications
  Plant                 $2,854.0  $  203.4  $  103.4  $    0.0  $2,954.0
















The notes on page 51 are an integral part of this Schedule.

Page 50
                                       						    Schedule V - Sheet 3

        	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

              		 SCHEDULE V - TELECOMMUNICATIONS PLANT

			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost  Retirements Changes  End of
 Classification         of Period   Note (a)   Note (b)  Note (c) Period
   Year 1991

Land                        11.7       0.0       0.0      (0.1)     11.6
Buildings                  255.7       9.2       2.6       0.0     262.3
Computers and Other
  Office Equipment         161.3      14.9       9.5       0.6     167.3
Vehicles and Other
  Work Equipment            52.2       6.1       4.2       0.1      54.2
Central Office Equipment 1,032.6     100.4      68.5      (0.6)  1,063.9
Information Origination/
  Termination Equipment     33.5       3.0       0.8       0.0      35.7
Cable and Wire
  Facilities             1,170.5      69.0      15.8       0.3   1,224.0
Capitalized Lease Assets     3.4       0.1       0.9       0.1       2.7
Miscellaneous Other
  Property                   3.0       0.0       0.0       1.2       4.2

Total Telecommunications
  Plant In Service (d)   2,723.9     202.7     102.3       1.6   2,825.9
Telecommunications Plant
  Under Construction        33.8      (4.7)      0.0      (1.0)     28.1

Total Telecommunications
  Plant                 $2,757.7  $  198.0  $  102.3  $    0.6  $2,854.0
















The notes on page 51 are an integral part of this Schedule.

Page 51
                                         						    Schedule V - Sheet 4

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

          	     NOTES TO SCHEDULE V - TELECOMMUNICATIONS PLANT


(a) These additions, other than additions to Buildings, include material purchased from Ameritech Services, Inc., a centralized procurement subsidiary in which the Company has a 10 percent ownership interest. (See Note (A) to Financial Statements.) Additions shown also include (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies, and (2) interest during construction. Transfers between the classifications listed are included in Column E.


(b) Items of telecommunications plant when retired or sold are deducted from the property accounts at the amounts at which they are included therein or are estimated if not known.


(c) Comprised, principally, of reclassifications among plant categories.


(d) The Company's provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of plant with similar characteristics. The Company is allowed by regulatory authorities to use reserve deficiency amortization in conjunction with the remaining life method. For the years, 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 7.4%, 7.5%, and 7.6%, respectively.




Page 52
                                          						   Schedule VI - Sheet 1

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                 		 SCHEDULE VI - ACCUMULATED DEPRECIATION

                        			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost              Changes  End of
 Classification         of Period   Note (a) Retirements Note (b) Period
   Year 1993

Buildings                   67.3       6.5       3.2       0.0      70.6
Computers and Other
  Office Equipment         120.8      16.5      10.5       0.0     126.8
Vehicles and Other
  Work Equipment            28.1       4.1       3.1       0.0      29.1
Central Office Equipment   474.2     114.8      98.9       0.0     490.1
Information Origination/
  Termination Equipment     33.8       2.5       0.3       0.0      36.1
Cable and Wire Facilities  513.4      71.2      17.5       0.0     567.1
Capitalized Lease Assets     0.6       0.1       0.0       0.0       0.7
Miscellaneous Other
  Property                   0.3       0.0       0.0       0.0       0.3

Total Accumulated
  Depreciation          $1,238.5  $  215.6  $  133.5  $    0.0  $1,320.6
















The notes on page 55 are an integral part of this Schedule.



Page 53
                                          						   Schedule VI - Sheet 2

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                 		 SCHEDULE VI - ACCUMULATED DEPRECIATION

                         			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost              Changes  End of
 Classification         of Period   Note (a) Retirements Note (b) Period
   Year 1992

Buildings                   61.8       7.8       2.3       0.0      67.3
Computers and Other
  Office Equipment         108.0      24.5      11.7       0.0     120.8
Vehicles and Other
  Work Equipment            27.0       6.1       5.0       0.0      28.1
Central Office Equipment   432.3     105.9      64.0       0.0     474.2
Information Origination/
  Termination Equipment     32.8       3.3       2.3       0.0      33.8
Cable and Wire Facilities  466.5      64.8      17.9       0.0     513.4
Capitalized Lease Assets     2.4       0.1       1.9       0.0       0.6
Miscellaneous Other
  Property                   0.3       0.0       0.0       0.0       0.3

Total Accumulated
  Depreciation          $1,131.1  $  212.5  $  105.1  $    0.0  $1,238.5
















The notes on page 55 are an integral part of this Schedule.


Page 54
                                        						   Schedule VI - Sheet 3

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                 		 SCHEDULE VI - ACCUMULATED DEPRECIATION

                        			 (Millions of Dollars)


    Col. A                Col. B     Col. C    Col. D    Col. E   Col. F

                     			 Balance   Additions             Other   Balance
                     			Beginning   at Cost              Changes  End of
 Classification         of Period   Note (a) Retirements Note (b) Period
   Year 1991

Buildings                   57.8       7.8       3.6      (0.2)     61.8
Computers and Other
  Office Equipment          91.9      25.3       9.2       0.0     108.0
Vehicles and Other
  Work Equipment            24.3       6.3       3.6       0.0      27.0
Central Office Equipment   395.7     104.1      67.3      (0.2)    432.3
Information Origination/
  Termination Equipment     28.9       4.3       0.8       0.4      32.8
Cable and Wire Facilities  421.5      63.3      18.3       0.0     466.5
Capitalized Lease Assets     2.9       0.4       0.9       0.0       2.4
Miscellaneous Other
  Property                   0.3       0.0       0.0       0.0       0.3

Total Accumulated
  Depreciation          $1,023.3  $  211.5  $  103.7  $    0.0  $1,131.1
















The notes on page 55 are an integral part of this Schedule.

Page 55
                                         						   Schedule VI - Sheet 4

           	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

           	    NOTES TO SCHEDULE VI - ACCUMULATED DEPRECIATION


(a) Excludes certain minor amounts which are amortized directly to depreciation expense as stated in the Statements of Income and Reinvested Earnings.

(b) Comprises, principally, the depreciation provision for vehicles and other work equipment charged initially to clearing accounts and apportioned to Telecommunications Plant on the basis of the usage of such equipment.



Page 56

          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

          	      SCHEDULE VIII - ALLOWANCE FOR UNCOLLECTIBLES

                       			 (Millions of Dollars)


    Col. A            Col. B      Col. C     Col. D     Col. E    Col. F
					                                       Charged
		                   Balance                to Other             Balance
              		    Beginning   Charged to  Accounts  Deductions  End of
 Descriptions       of Period    Expense    Note (a)   Note (b)   Period

Year 1993            $  3.1      $  7.6      $ 20.7     $ 25.8    $  5.6

Year 1992            $  5.7      $  4.9      $  9.8     $ 17.3    $  3.1

Year 1991            $  4.9      $  7.2      $  8.4     $ 14.8    $  5.7






(a) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are being billed by the Company.


(b)   Amounts written off as uncollectible.












Page 57
                                                 							   EXHIBIT 12


          	      INDIANA BELL TELEPHONE COMPANY, INCORPORATED

          	    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                        			 (Thousands of Dollars)


                            				       Year ended December 31,
                     			      1993     1992     1991     1990     1989

1. Earnings

(a)  Income before interest
      expense, income taxes,
      extraordinary item and
      cumulative effect of
      change in accounting
      principles            $297,738 $276,246 $263,380 $266,511 $262,946

(b)  Portion of rental
      expense representative
      of the interest
      factor (i)               8,662    4,974    6,060    6,172    3,138

     Total                  $306,400 $281,220 $269,440 $272,683 $266,084



2. Fixed Charges

(a)  Total interest
      deductions            $ 29,021 $ 34,465 $ 36,767 $ 35,981 $ 37,430

(b)  Portion of rental
      expense representative
      of the interest
      factor (ii)              8,662    4,974    6,060    6,172    3,138

     Total                  $ 37,683 $ 39,439 $ 42,827 $ 42,153 $ 40,568


3. Ratio (1. divided by 2.)     8.13     7.13     6.29     6.47     6.56


(i) Earnings are income before income taxes and fixed charges. Since the rental expense has already been deducted, the 1/3 portion of rental expense considered to be fixed charges are added back.

(ii) The Company considers 1/3 of rental expense to be the amount representing return on capital and therefore it must be included in fixed charges.

NOTE: For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense, extraordinary items and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.