Form 10-Q
period 1994-03-31
INDIANA BELL TELEPHONE CO INC
filed 1994-05-12
CIK 50178

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                     __________________________________


                                  FORM 10-Q

                     __________________________________


        (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                      or

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

                         Telephone Number 317 265-2266

                       _________________________________



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X    No _____


At April 29, 1994,  13,490,876 common shares were outstanding.

Page 2

                      PART 1 - FINANCIAL INFORMATION

The following financial statements have been prepared by the Indiana Bell Telephone Company, Incorporated (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                          (Dollars in Millions)
                               (Unaudited)

                                    For the three months ended March 31,

                                          1994               1993

REVENUES                              $   291.5          $   264.2

OPERATING EXPENSES
  Employee-related expenses                61.8               61.9
  Depreciation and amortization            52.9               54.1
  Other operating expenses                 83.2               64.7
  Restructuring charge                     68.9                0.0
  Taxes other than income taxes            11.7               11.5
                                          278.5              192.2

OPERATING INCOME                           13.0               72.0

  Interest expense                          4.5                8.0
  Other income, net                        (0.9)              (0.7)

INCOME BEFORE INCOME TAXES                  9.4               64.7

  Income taxes                              2.4               21.0

NET INCOME                                  7.0               43.7

REINVESTED EARNINGS AT BEGINNING
  OF PERIOD                               250.8              239.8

LESS DIVIDENDS                             44.7               39.7

REINVESTED EARNINGS AT END OF PERIOD  $   213.1          $   243.8


             See Notes to Condensed Financial Statements
Page 3


                         CONDENSED BALANCE SHEETS

                          (Dollars in Millions)


                                       March 31, 1994  December 31, 1993
                                        (Unaudited)      (Derived from
                                                       audited financial
ASSETS                                                    statements)

Current assets
  Cash and temporary cash investments      $     5.7        $     0.6
  Receivables
    Customers and agents (less allowance
      for uncollectibles of $4.9 and $5.6,
      respectively)                            161.3            160.9
    Ameritech and affiliates                    14.9             16.6
    Other                                        5.7              9.5
  Material and supplies                          4.2              6.1
  Prepaid and other                             11.4             12.7
                                               203.2            206.4

Telecommunications plant                     2,999.9          2,982.9
Less: Accumulated depreciation               1,362.9          1,320.6
                                             1,637.0          1,662.3

Investments, principally in affiliates          28.7             31.1

Other assets and deferred charges               62.5             87.7

TOTAL ASSETS                               $ 1,931.4        $ 1,987.5


             See Notes to Condensed Financial Statements.

Page 4

                         CONDENSED BALANCE SHEETS

                          (Dollars in Millions)


                                       March 31, 1994  December 31, 1993
                                        (Unaudited)      (Derived from
                                                       audited financial
LIABILITIES AND SHAREOWNER'S EQUITY                       statements)

Current liabilities
  Debt maturing within one year
    Ameritech                              $   264.5        $    75.0
    Other                                        0.1            220.1
  Accounts payable
    Ameritech Services, Inc. (ASI)              29.7             19.9
    Ameritech and affiliates                    17.1             13.4
    Other                                       55.9             62.8
  Other current liabilities                    202.0            178.0
                                               569.3            569.2

Long term debt                                  85.2             85.2

Deferred credits and other long term
  liabilities
    Accumulated deferred income taxes          141.8            163.1
    Unamortized investment tax credits          33.2             34.5
    Postretirement benefits other than
      pensions                                 241.3            224.1
    Long term payable to ASI                     8.3              9.4
    Other                                       74.2             86.2
                                               498.8            517.3
Shareowner's equity
  Common stock ($40 par value; 15,000,000
    shares authorized; 13,490,876 issued
    and outstanding)                           539.6            539.6
  Proceeds in excess of par value               25.4             25.4
  Reinvested earnings                          213.1            250.8
                                               778.1            815.8
TOTAL LIABILITIES
  AND SHAREOWNER'S EQUITY                  $ 1,931.4        $ 1,987.5


             See Notes to Condensed Financial Statements.


Page 5
                   CONDENSED STATEMENTS OF CASH FLOWS

                         (Dollars in Millions)
                              (Unaudited)

                                    For the three months ended March 31,
                                             1994          1993

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income                               $     7.0     $    43.7
Adjustments to net income
  Restructuring charge, net of tax            42.8           0.0
  Depreciation and amortization               52.9          54.1
  Deferred income taxes, net                   3.2          (0.6)
  Investment tax credits, net                 (1.2)         (1.8)
  Interest during construction                (0.2)         (0.1)
  Provision for uncollectibles                 1.5           2.0
  (Increase) decrease in accounts receivable   3.5          (2.9)
  Decrease in materials and supplies           2.0           0.3
  Decrease in certain other current assets     1.3           0.3
  Increase (decrease) in accounts payable     14.4         (29.3)
  Increase in accrued taxes                   13.2          24.7
  Decrease in certain other current
    liabilities                              (17.9)         (1.1)
  Increase (decrease) in certain other
    noncurrent assets and liabilities        (17.3)          4.7
  Other                                       11.4          (3.7)

Net cash provided by operating activities    116.6          90.3

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures                         (28.0)        (32.0)
Proceeds from (cost of) disposals of
  telecommunications plant                     0.4          (0.4)

Net cash used in investing activities        (27.6)        (32.4)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Intercompany financing - net                 189.5           0.0
Retirements of long term debt               (220.0)          0.0
Cost of refinancing long term debt            (8.7)          0.0
Dividend payments                            (44.7)        (39.7)

Net cash used in financing activities        (83.9)        (39.7)

Net increase in cash and temporary
  cash investments                             5.1          18.2
Cash and temporary cash investments
  at beginning of period                       0.6          10.2
Cash and temporary cash investments
  at end of period                       $     5.7     $    28.4

             See Notes to Condensed Financial Statements.

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                            March 31, 1994

                         (Dollars in Millions)


A.  Work Force Restructuring

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 780 at the Company. Under terms of agreements between the Company, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, the Company is offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter charge of $68.9, or $42.8 after-tax. The charge reduced the Company's prepaid pension asset by $39.6 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $17.1 related to SFAS No. 106
("Employers' Accounting for Postretirement Benefits Other than
Pensions") and an increase in a severance accrual of $12.2.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                         (Dollars in Millions)


The following is a discussion and analysis of the results of operations of the Company for the three-month period ended March 31, 1994, as compared to the same period in the prior year.


Revenues

Total revenues in the first three months of 1994 were $291.5 and were $264.2 for the same period in 1993. The following paragraphs explain the components of that change:


                                1994        1993      Increase  % Change
Local service                  $132.4      $123.8       $8.6       6.9%

Local service revenue increases were led by a $4.0 increase in business revenues and a $5.5 increase in residence revenues. These increases were offset by a $0.9 decrease in public revenues. Business access lines increased 7.6% over the same period last year, while residence access lines increased 2.7%.


                                1994        1993      Increase  % Change
Network access
  Interstate                   $60.4       $53.1        $7.3      13.7%
  Intrastate                   $28.3       $25.6        $2.7      10.5%

Interstate:

Interstate access included increases in end user revenues of $1.8, traffic sensitive revenues of $2.0, carrier common line of $1.3 and special access of $0.2. In addition, National Exchange Carrier Association (NECA) net settlement payments decreased $1.9 from 1993 to 1994. The end user increase resulted primarily from an increase in access lines. The traffic sensitive increase resulted from an increase in local transport minutes, partially offset by a decrease in rates.

Intrastate:

Increases of $0.9 and $0.5 in carrier common line and traffic sensitive revenues, respectively, were due to increased volume partially offset by rate decreases. An increase of $0.9 in intrastate access is attributable to a March 1993 change in the intrastate settlements process, whereby access expenses are no longer treated as a revenue offset. An increase of $0.5 in end user revenue was caused by an increase in access lines.

                         (Dollars in Millions)


                                1994        1993      Increase  % Change
Long distance                  $37.9       $33.5        $4.4      13.1%

The increase was caused mainly by an increase of $4.1 in settlement revenue previously offset by access expense as discussed in the intrastate network access revenue section above. Long distance messages increased 1.9% over the same period last year.


                                1994        1993      Increase  % Change
Other                          $32.5       $28.2        $4.3      15.2%

Nonregulated revenue increased $1.7 due primarily to an increase in rates. Carrier billing and collection revenue increased $0.4. In July 1993, the Company began billing for late payment charges, resulting in increased revenue of $1.4. In addition, uncollectibles decreased $0.5.


Operating Expenses

Total operating expenses were $278.5 in the first quarter of 1994 and $192.2 in the first quarter of 1993. The increase is comprised of the following:


                                1994        1993      Decrease  % Change
Employee-related expenses      $61.8       $61.9       ($0.1)    (0.2%)

Workforce reductions resulted in decreases in wages, payroll taxes, and benefits totaling $3.5. Increases in normal wages of $2.2 and an increase in the ongoing expense for SFAS No. 106 of $1.2 offset most of the decrease.


                                1994        1993      Decrease  % Change
Depreciation and amortization  $52.9       $54.1       ($1.2)    (2.2%)

Most of the decrease over the same period last year was caused by an accrual of $1.8 made in the first quarter of 1993 in anticipation of favorable rate represcription results. A majority of this accrual was reversed in the third and fourth quarters of 1993. The remaining difference is due to a change in plant balances.

                         (Dollars in Millions)


                                1994        1993      Increase  % Change
Other operating expenses       $83.2       $64.7        $18.5     28.6%

Other operating expenses consist of contracted services, services from affiliates, materials and supplies, and miscellaneous expenses including access charge expenses and advertising. The increase consists of $7.1 in access charges which, prior to March 1993, were an offset to revenue, $3.8 in services contracted from Ameritech Services, Inc. (ASI), an affiliate, $2.0 in nonaffiliated contracted services, $0.7 in advertising and $2.3 in other miscellaneous expenses. The increase in expenses for services contracted from ASI was caused by the consolidation of services previously performed by the Company, while the increase in nonaffiliated contracted services is due to work force reductions. An increase in materials and supplies expense accounted for an additional increase of $1.6.


                                1994        1993      Increase  % Change
Restructuring charge           $68.9        $0.0       $68.9      100.0%

As more fully discussed in the Notes to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 780 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $68.9 or $42.8 after-tax. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $15.7. Settlement gains of an estimated $25.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech advised the Company that it expects that approximately two-thirds of the 780 employees will leave the payroll in 1994 with the balance by the end of the third quarter of 1995. Ameritech will manage the departure of all 6,000 employees to minimize disruption within its business (including its entire five-state region) and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

                         (Dollars in Millions)


The Company believes this program will reduce its employee-related costs by approximately $39.0 on an annual basis upon completion of the program. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.


                                1994        1993      Increase  % Change
Taxes other than income taxes  $11.7       $11.5        $0.2       1.7%

The increase is mostly comprised of an increase in gross receipts tax of $0.3 due to increased revenue.


Other Income and Expenses

                                1994        1993      Increase  % Change
Other income - net              $0.9        $0.7       $0.2       28.6%

The increase in other income is primarily due to an increase in ASI earnings offset by a decrease in interest income.


                                1994        1993      Decrease  % Change
Interest expense                $4.5        $8.0       ($3.5)    (43.8%)

The decrease was due primarily to a decrease of $5.4 in long term debt interest expense from the bond retirements in late 1993, partially offset by an increase in interest paid to the Ameritech short term funding pool of $1.7.


Income Taxes

                                1994        1993      Decrease  % Change
Income taxes                    $2.4       $21.0       ($18.6)   (88.6%)

The decrease was caused by the restructuring charge in 1994, partially offset by the increase in pretax income excluding the restructuring charge.

                         (Dollars in Millions)

OTHER INFORMATION

Opportunity Indiana

On May 4, 1993, the Company filed an alternative regulation proposal with the Indiana Utility Regulatory Commission (the IURC). Under the proposal, traditional rate of return regulation would be eliminated and replaced by a price regulation mechanism. The proposal would give the Company the ability to set prices for competitive services and the ability to determine its own depreciation rates. The Company would agree to freeze basic exchange rates at current levels through the end of 1994, if its proposal is adopted by the IURC.

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

On May 3, 1994, long distance companies entered into a separate agreement with the Company and withdrew their opposition to the aforementioned agreement with consumer representatives. The agreement with the long distance companies does not directly affect the Company's rates, but provides for instant mirroring of intrastate access rates with interstate rates and removes resale restrictions on all services except flat rate basic local service and Centrex. All parties who actively opposed Opportunity Indiana have now agreed to the proposal. The agreements must be approved by the IURC. Additional hearings on the proposal began on May 9, 1994.

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

                         (Dollars in Millions)

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.

Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges for the three months ended March 31 was 2.94 in 1994 and 7.56 in 1993. The ratio in 1994 was adversely affected by a first quarter pretax charge of $68.9 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                       PART 2 - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits

              12  Statement re:  Computation of Ratios


         (b)  Reports on Form 8-K

              No form 8-K was filed by the registrant during the quarter for which this report is filed.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                            Indiana Bell Telephone Company, Incorporated




Date:  May 12, 1994         By:  /s/ Cheryl K. Wooley
                                 Cheryl K. Wooley
                                 Vice President - Comptroller
                                 (Principal Financial Officer)





Page 15
                                                              EXHIBIT 12

            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                         (Thousands of Dollars)


                                            Three months ended March 31,
                                                1994           1993

1.  Earnings

(a)  Income before interest expense
     and income taxes                       $   13,833     $   72,708
(b)  Portion of rental expense
     representative of the
     interest factor (i)                           383          1,832

     Total                                      14,216         74,540


2.  Fixed Charges

(a)  Total interest deductions                   4,452          8,031
(b)  Portion of rental expense
     representative of the
     interest factor (i)                           383          1,832

     Total                                  $    4,835     $    9,863


3.  Ratio (1. divided by 2.)                      2.94           7.56





(i) The Company considers 1/3 of rental expense to be the amount representing return on capital and, therefore, it must be included in fixed charges.

NOTE 1: The results for the first quarter of 1994 reflect a $68.9 pretax charge for work force restructuring (see Management's Discussion and Analysis of Results of Operations for a discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.