Form 10-Q
period 1994-06-30
INDIANA BELL TELEPHONE CO INC
filed 1994-08-12
CIK 50178

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                  __________________________________


                            FORM 10-Q

                 __________________________________



     (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1994

                             or

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

At July 29, 1994,  13,490,876 common shares were outstanding.

Page 2
Indiana Bell Telephone Company, Inc.

                      PART 1 - FINANCIAL INFORMATION
                      ------------------------------
The following financial statements have been prepared by the Indiana Bell Telephone Company, Incorporated (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the Form 10-Q quarterly report previously filed in the current year.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
          ------------------------------------------------------
                          (Dollars in Millions)
                               (Unaudited)

                                  Three months ended    Six months ended
                                       June 30              June 30
                                       -------              -------
                                   1994       1993      1994       1993
                                   ----       ----      ----       ----
REVENUES                         $ 287.2    $ 280.1   $ 578.7    $ 544.3
                                  ------     ------    ------     ------
OPERATING EXPENSES
  Employee-related expenses         58.5       62.0     120.3      123.9
  Depreciation and amortization     52.9       55.2     105.8      109.3
  Other operating expenses          86.8       78.0     170.0      142.7
  Restructuring charge               -          -        68.9        -
  Taxes other than income taxes     11.7       11.3      23.4       22.8
                                  ------     ------    ------     ------
                                   209.9      206.5     488.4      398.7
                                  ------     ------    ------     ------
OPERATING INCOME                    77.3       73.6      90.3      145.6

  Interest expense                   4.0        7.7       8.5       15.7
  Other (income) expense, net       (1.5)       2.7      (2.4)       2.0
                                  ------     ------    ------     ------
INCOME BEFORE INCOME TAXES          74.8       63.2      84.2      127.9

  Income taxes                      25.2       20.4      27.6       41.4
                                  ------     ------    ------     ------
NET INCOME                          49.6       42.8      56.6       86.5

REINVESTED EARNINGS AT BEGINNING
  OF PERIOD                        213.1      243.8     250.8      239.8

LESS DIVIDENDS                      45.5       39.6      90.2       79.3
                                  ------     ------    ------     ------
REINVESTED EARNINGS AT END OF
  PERIOD                         $ 217.2    $ 247.0   $ 217.2    $ 247.0
                                  ======     ======    ======     ======

             See Notes to Condensed Financial Statements

Page 3
Indiana Bell Telephone Company, Inc.

                         CONDENSED BALANCE SHEETS

                          (Dollars in Millions)


                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                        (Unaudited)      (Derived from
                                                       audited financial
ASSETS                                                    statements)
- ------
Current assets
  Cash and temporary cash investments      $     5.7        $     0.6
  Receivables
    Customers and agents (less allowance
      for uncollectibles of $4.8 and $5.6,
      respectively)                            173.1            160.9
    Ameritech and affiliates                    14.9             16.6
    Other                                        4.4              9.5
  Material and supplies                          6.0              6.1
  Prepaid and other                              9.9             12.7
                                            --------         --------
                                               214.0            206.4
                                            --------         --------
Telecommunications plant                     3,011.2          2,982.9
Less: Accumulated depreciation               1,394.3          1,320.6
                                            --------         --------
                                             1,616.9          1,662.3
                                            --------         --------
Investments, principally in affiliates          37.6             31.1
                                            --------         --------
Other assets and deferred charges               61.7             87.7
                                            --------         --------
TOTAL ASSETS                               $ 1,930.2        $ 1,987.5
                                            ========         ========

             See Notes to Condensed Financial Statements.

Page 4
Indiana Bell Telephone Company, Inc.

                         CONDENSED BALANCE SHEETS

                          (Dollars in Millions)


                                       June 30, 1994   December 31, 1993
                                       -------------   -----------------
                                        (Unaudited)      (Derived from
                                                       audited financial
LIABILITIES AND SHAREOWNER'S EQUITY                       statements)
- -----------------------------------
Current liabilities
  Debt maturing within one year
    Ameritech                              $   281.5        $    75.0
    Other                                        0.3            220.1
  Accounts payable
    Ameritech Services, Inc. (ASI)              26.6             19.9
    Ameritech and affiliates                    12.0             13.4
    Other                                       76.8             62.8
  Other current liabilities                    180.8            178.0
                                            --------         --------
                                               578.0            569.2
                                            --------         --------
Long term debt                                  86.0             85.2
                                            --------         --------
Deferred credits and other long term
  liabilities
    Accumulated deferred income taxes          127.6            163.1
    Unamortized investment tax credits          32.0             34.5
    Postretirement benefits other than
      pensions                                 241.7            224.1
    Long term payable to ASI (affiliate)         8.8              9.4
      for SFAS No. 106 adoption
    Other                                       73.9             86.2
                                            --------         --------
                                               484.0            517.3
                                            --------         --------
Shareowner's equity
  Common stock ($40 par value; 15,000,000
    shares authorized; 13,490,876 issued
    and outstanding)                           539.6            539.6
  Proceeds in excess of par value               25.4             25.4
  Reinvested earnings                          217.2            250.8
                                            --------         --------
                                               782.2            815.8
                                            --------         --------
TOTAL LIABILITIES
  AND SHAREOWNER'S EQUITY                  $ 1,930.2        $ 1,987.5
                                            ========         ========

             See Notes to Condensed Financial Statements.


Page 5
Indiana Bell Telephone Company, Inc.

                   CONDENSED STATEMENTS OF CASH FLOWS
                   ----------------------------------
                    (Dollars in Millions)(Unaudited)

                                       For the six months ended June 30,
                                               1994          1993
                                               ----          ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income                                 $   56.6       $   86.5
Adjustments to net income
  Restructuring charge, net of tax             42.8            -
  Depreciation and amortization               105.8          109.3
  Deferred income taxes, net                   (2.4)          (3.7)
  Investment tax credits, net                  (2.5)          (3.5)
  Interest during construction                 (0.4)          (0.2)
  Provision for uncollectibles                  4.0            3.7
  (Increase) in accounts receivable            (9.5)          (1.4)
  (Increase) decrease in materials
    and supplies                               (0.5)           0.3
  Decrease in certain other current assets      2.7            2.8
  Increase (decrease) in accounts payable      27.2          (47.4)
  Increase (decrease) in accrued taxes        (17.8)           2.2
  (Decrease) in certain other current
    liabilities                               (16.0)          (0.8)
  Change in certain other noncurrent
    assets and liabilities                    (16.3)          13.6
  Other                                        10.2           (2.9)
                                            -------        -------
Net cash provided by operating activities     183.9          158.5
                                            -------        -------
CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures                          (61.1)         (70.8)
Proceeds from (cost of) disposals of
  telecommunications plant                      1.6           (0.1)
Other nonaffiliate investments                 (7.8)           -
                                            -------        -------
Net cash used in investing activities         (67.3)         (70.9)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Intercompany financing - net                  206.5           92.5
Increase in long term debt                      1.0            -
Retirements of long term debt                (220.0)        (100.1)
Cost of refinancing long term debt             (8.7)          (3.7)
Dividend payments                             (90.3)         (79.3)
                                            -------        -------
Net cash used in financing activities        (111.5)         (90.6)
                                            -------        -------
Net increase (decrease) in cash and
  temporary cash investments                    5.1           (3.0)
Cash and temporary cash investments
  at beginning of period                        0.6           10.2
                                            -------        -------
Cash and temporary cash investments
  at end of period                         $    5.7       $    7.2
                                            =======        =======
             See Notes to Condensed Financial Statements.

Page 6
Indiana Bell Telephone Company, Inc.

              NOTES TO CONDENSED FINANCIAL STATEMENTS
              ---------------------------------------
                          June 30, 1994
                          -------------
                      (Dollars in Millions)


A.  Work Force Restructuring

On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between the Company, Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a charge in the first quarter of 1994 of $68.9, or $42.8 after-tax. This charge reduced the Company's prepaid pension asset by $39.6 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $17.1 related to SFAS No. 106 ("Employers' Accounting for Postretirement Benefits Other than Pensions") and a severance accrual of $12.2.

In June, Ameritech completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Ameritech management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under than plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. Ameritech expects to complete this process in the third quarter and the Company will increase its restructuring accrual to the appropriate level. The adjustment could be material.


Page 7
Indiana Bell Telephone Company, Inc.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
     -------------------------------------------------------------
                         (Dollars in Millions)


The following is a discussion and analysis of the results of operations of the Company for the six-month period ended June 30, 1994, as compared to the same period in the prior year.


Revenues
- --------

Total revenues in the first six months of 1994 were $578.7 and were $544.3 for the same period in 1993. The following paragraphs explain the components of that change:


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Local service                  $262.5      $250.6      $11.9       4.7%

Local service revenue increases were primarily from a $5.2 increase in business revenues and a $11.1 increase in residence revenues. These increases were offset by an accrual of $2.4 for rate reductions related to Opportunity Indiana, as well as a $2.0 decrease in public revenues. Business access lines increased 7.6% over the same period last year, while residence access lines increased 2.5%.


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Network access
  Interstate                   $121.0      $111.4       $9.6       8.6%
  Intrastate                   $ 53.6      $ 52.9       $0.7       1.3%

Interstate:

Interstate access included increases in end user revenues of $3.2, carrier common line of $2.5, special access of $1.2 and traffic sensitive revenues of $0.9. In addition, National Exchange Carrier Association (NECA) net settlement payments decreased $1.7 from 1993 to 1994. The end user and carrier common line increases resulted primarily from increases in volume, partially offset by decreases in rates.

Intrastate:

Increases of $1.2 and $1.1 in carrier common line and traffic sensitive revenues, respectively, were due to increased volume partially offset by rate decreases. A net decrease of $1.4 in end user revenue was caused by accruals of $2.2 for rate reductions related to Opportunity Indiana and increased volume of $0.8.


Page 8
Indiana Bell Telephone Company, Inc.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (CONT.)
 ---------------------------------------------------------------------
                         (Dollars in Millions)


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Long distance                  $75.5       $71.4        $4.1       5.7%

The increase was caused mainly by an increase of $4.4 in settlement revenue attributable to a March 1993 change in the intrastate settlements process, whereby access expenses are no longer treated as a revenue offset. The increase was partially offset by small decreases in WATS and private line revenues. Long distance messages increased 4.7% over the same period last year.


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Other                          $66.1       $58.0        $8.1      14.0%

Nonregulated revenue increased $3.0 due primarily to an increase in rates. Carrier billing and collection revenue increased $1.2. In July 1993, the Company began billing for late payment charges, resulting in increased revenue of $3.3. In addition, uncollectibles decreased $0.3.


Operating Expenses
- ------------------

Total operating expenses were $488.4 in the first six months of 1994 and $398.7 in the first six months of 1993. The increase is comprised of the following:


                                1994        1993      Decrease  % Change
- ------------------------------------------------------------------------
Employee-related expenses      $120.3      $123.9      ($3.6)    (2.9%)

Workforce reductions resulted in decreases in wages, payroll taxes, and benefits totaling $10.5. Increases in normal wages of $4.4 and an increase in the ongoing expense for SFAS No. 106 of $2.4 offset some of the decrease.


                                1994        1993      Decrease  % Change
- ------------------------------------------------------------------------
Depreciation and amortization  $105.8      $109.3       ($3.5)    (3.2%)

Most of the decrease over the same period last year was caused by accruals of $3.3 made in the first six months of 1993 in anticipation of favorable rate represcription results. These accruals were reversed in the third and fourth quarters of 1993.


Page 9
Indiana Bell Telephone Company, Inc.


 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (CONT.)
 ---------------------------------------------------------------------
                         (Dollars in Millions)


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Other operating expenses       $170.0      $142.7      $27.3      19.1%

Other operating expenses consist of contracted services, services from affiliates, materials and supplies, and miscellaneous expenses including access charge expenses and advertising. The increase consists of $7.7 in access charges which, prior to March 1993, were an offset to revenue, $8.6 and $2.8 in services contracted from Ameritech Services, Inc. (ASI) and Ameritech Information Systems (AIS), respectively, both affiliates, $2.0 in advertising and $4.2 in other miscellaneous expenses. The increase in expenses for services contracted from ASI and AIS were caused by the consolidation of services previously performed by the Company. An increase in materials and supplies expense accounted for an additional increase of $2.7.


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Restructuring charge           $68.9        $ -       $68.9          -

As discussed more fully in Note A to the Financial Statements, Ameritech announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including 780 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $68.9 million ($42.8 million on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $15.7 million. Settlement gains of an estimated $25.0 million, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan (none recorded as of June 30, 1994). Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech originally advised the Company that it expected approximately two-thirds of the 780 employees would leave the payroll in 1994 with the balance by the end of the third quarter of 1995. 220 employees left the payroll in the second quarter of 1994 under this plan. As previously discussed in Note A, the program has generated more requests to leave the payroll than originally planned, requiring revision to the expected number and timing of employees leaving the payroll which should be quantifiable in the third quarter of 1994. Ameritech will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require


Page 10
Indiana Bell Telephone Company, Inc.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (CONT.)
 ---------------------------------------------------------------------
                         (Dollars in Millions)

contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.


                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Taxes other than income taxes  $23.4       $22.8        $0.6       2.6%

The increase is mostly comprised of an increase in gross receipts tax of $0.6 due to increased revenue.


Other Income and Expenses
- -------------------------
                                1994        1993      Increase  % Change
- ------------------------------------------------------------------------
Other (income) expense - net   ($2.4)       $2.0       $4.4       220.0%

The increase in other income is primarily due to bond call expenses of $3.7 in the second quarter of 1993. The remaining increase is due to an increase in ASI earnings partially offset by a decrease in interest income.


                                1994        1993      Decrease  % Change
- ------------------------------------------------------------------------
Interest expense                $8.5       $15.7       ($7.2)    (45.9%)

The decrease was due primarily to a decrease of $11.4 in long term debt interest expense from the bond retirements in late 1993, partially offset by an increase in interest paid to the Ameritech short term funding pool of $4.1.


Income Taxes
- ------------

                                1994        1993      Decrease  % Change
- ------------------------------------------------------------------------
Income taxes                   $27.6       $41.4       ($13.8)   (33.3%)

The decrease was caused by the restructuring charge in 1994 (as discussed above), partially offset by the increase in income before tax and excluding the restructuring charge.


Page 11
Indiana Bell Telephone Company, Inc.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS (CONT.)
 ---------------------------------------------------------------------
                         (Dollars in Millions)

Other Information
- -----------------

Opportunity Indiana
- -------------------
On June 30, 1994, the Indiana Utility Regulatory Commission approved the settlement agreements in Ameritech's Opportunity Indiana Plan (the
Plan). Under the Plan, traditional rate of return regulation is eliminated and replaced by a price regulation mechanism. The Plan gives the Company the ability to set prices for competitive services and the ability to determine its own depreciation rates. The Company agreed to cap basic exchange rates at current levels through the end of 1997.

Under the Plan, the Company agreed to rate reductions totaling $57.5 between May 1994 and June 1996 ($27.7, $13.5, and $16.3 for 1994, 1995,
and 1996, respectively). In addition, the Company agreed to spend $120.0 in infrastructure investment over the next six years to provide an advanced communications system for schools, hospitals and major government centers and to contribute an additional $30.0 during that period for equipment and training for schools to take advantage of the advanced system. The Plan also provides for instant mirroring of intrastate access rates with interstate rates and removes resale restrictions on all services except flat rate basic local service and Centrex.

Effects of Regulatory Accounting
- --------------------------------
The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure the continuing application of SFAS No. 71 is still appropriate.

Ratio of Earnings to Fixed Charges
- ----------------------------------
The Company's ratio of earnings to fixed charges for the six months ended June 30 was 7.62 in 1994 and 7.65 in 1993.


Page 12
Indiana Bell Telephone Company, Inc.


                       PART 2 - OTHER INFORMATION
                       --------------------------

Item 6.  Exhibits and Reports on Form 8-K.


         (a)  Exhibits

              12  Statement re:  Computation of Ratios


         (b)  Reports on Form 8-K

              No Form 8-K was filed by the registrant during the quarter for which this report is filed.


Page 13
Indiana Bell Telephone Company, Inc.

                               SIGNATURES
                               ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.










                            Indiana Bell Telephone Company, Incorporated




Date:  August 12, 1994      By:  /s/ Cheryl K. Wooley
                                 --------------------
                                 Cheryl K. Wooley
                                 Vice President - Comptroller
                                 (Principal Financial Officer)


Page 14
Indiana Bell Telephone Company, Inc.


                                                              EXHIBIT 12
            COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
            -------------------------------------------------
                        (Thousands of Dollars)

                                             Six months ended June 30,
                                                1994           1993
                                                ----           ----
1.  Earnings

(a)  Income before interest expense
     and income taxes                       $   92,777     $  143,562
(b)  Portion of rental expense
     representative of the
     interest factor (i)                         4,183          3,521
                                             ---------      ---------
     Total                                      96,960        147,083
                                             ---------      ---------

2.  Fixed Charges

(a)  Total interest deductions                   8,538         15,718
(b)  Portion of rental expense
     representative of the
     interest factor (i)                         4,183           3,521
                                             ---------       ---------
     Total                                  $   12,721      $   19,239
                                             ---------       ---------

3.  Ratio (1. divided by 2.)                      7.62            7.65
                                             =========       =========




(i) The Company considers 1/3 of rental expense to be the amount representing return on capital and, therefore, it must be included in fixed charges.

NOTE 1: The results for the first six months of 1994 reflect a $68.9 pretax charge for work force restructuring (see Management's Discussion and Analysis of Results of Operations for a discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan. Indiana Bell Telephone Company, Inc.

11