Form 10-Q
period 1994-09-30
INDIANA BELL TELEPHONE CO INC
filed 1994-11-14
CIK 50178

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                     _________________________________


                                 FORM 10-Q

                    __________________________________



         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1994

                                    or

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

At October 31, 1994,  13,490,876 common shares were outstanding.

                      PART 1 - FINANCIAL INFORMATION

The following financial statements have been prepared by the Indiana Bell Telephone Company, Incorporated (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                           (Dollars in Millions)
                                (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                      September 30          September 30
                                     1994      1993        1994      1993
                                    ------    ------      ------    ------

REVENUES                            $288.8    $282.4      $867.5    $826.7
                                    ------    ------      ------    ------

OPERATING EXPENSES
  Employee-related expenses           60.0      62.4       180.3     186.3
  Depreciation and amortization       54.2      55.5       160.0     164.8
  Other operating expenses            86.3      84.8       256.3     227.5
  Restructuring charges               36.0      --         104.9      --
  Taxes other than income taxes       11.8      10.8        35.2      33.6
                                    ------    ------      ------    ------
                                     248.3     213.5       736.7     612.2
                                    ------    ------      ------    ------

OPERATING INCOME                      40.5      68.9       130.8     214.5

Interest expense                       4.7       6.8        13.2      22.5
Other (income) expense, net           (1.2)     (0.9)       (3.6)      1.1
                                    ------    ------      ------    ------

INCOME BEFORE INCOME TAXES            37.0      63.0       121.2     190.9

Income taxes                          14.8      19.6        42.4      61.0
                                    ------    ------      ------    ------

NET INCOME                            22.2      43.4        78.8     129.9

REINVESTED EARNINGS,
  BEGINNING OF PERIOD                217.2     247.0       250.8     239.8

LESS, DIVIDENDS                       42.1      38.0       132.3     117.3
                                    ------    ------      ------    ------

REINVESTED EARNINGS,
  END OF PERIOD                     $197.3    $252.4      $197.3    $252.4
                                    ======    ======      ======    ======

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS

                           (Dollars in Millions)

                                             Sept. 30, 1994   Dec. 31, 1993
                                               (Unaudited)    (Derived from
                                                                 Audited
                                                                Financial
ASSETS                                                         Statements)

Current assets
  Cash and temporary cash investments            $    1.6        $    0.6
  Receivables
    Customers and agents                            191.5           160.9
    Ameritech and affiliates                         12.0            16.6
    Other                                             5.1             9.5
  Material and supplies                               8.3             6.1
  Prepaid and other                                  11.1            12.7
                                                 --------        --------
                                                    229.6           206.4
                                                 --------        --------

Telecommunications plant                          3,032.6         2,982.9
  Less: accumulated depreciation                  1,434.6         1,320.6
                                                 --------        --------
                                                  1,598.0         1,662.3
                                                 --------        --------

Investments, principally in affiliates               38.8            31.1
                                                 --------        --------

Other assets and deferred charges                    55.9            87.7
                                                 --------        --------

TOTAL ASSETS                                     $1,922.3        $1,987.5
                                                 ========        ========


See Notes to Consolidated Financial Statements.

                         CONDENSED BALANCE SHEETS

                           (Dollars in Millions)

                                             Sept. 30, 1994   Dec. 31, 1993
                                               (Unaudited)    (Derived from
                                                                 Audited
                                                                Financial
LIABILITIES AND SHAREOWNER'S EQUITY                             Statements)

Current liabilities
  Debt maturing within one year
    Ameritech                                    $  266.8        $   75.0
    Other                                             0.3           220.1
  Accounts payable
    Ameritech Services, Inc. (ASI)-affiliate         54.7            19.9
    Ameritech and affiliates                         11.2            13.4
    Other                                            79.9            62.8
  Other current liabilities                         165.0           178.0
                                                 --------        --------
                                                    577.9           569.2
                                                 --------        --------

Long-term debt                                       86.0            85.2
                                                 --------        --------

Deferred credits and
 other long-term liabilities
  Accumulated deferred income taxes                 141.6           163.1
  Unamortized investment tax credits                 30.7            34.5
  Postretirement benefits
    other than pensions                             262.7           224.1
  Long-term payable to affiliate (ASI)
    for SFAS No. 106 adoption                         8.8             9.4
  Other                                              52.3            86.2
                                                 --------        --------
                                                    496.1           517.3
                                                 --------        --------

Shareowner's equity
  Common stock ($40 par value; 15,000,000
    shares authorized; 13,490,876 issued
    and outstanding)                                539.6           539.6
  Proceeds in excess of par value                    25.4            25.4
  Reinvested earnings                               197.3           250.8
                                                 --------        --------
                                                    762.3           815.8
                                                 --------        --------

TOTAL LIABILITIES AND
 SHAREOWNER'S EQUITY                             $1,922.3        $1,987.5
                                                 ========        ========

See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS

                           (Dollars in Millions)

                                                     Nine Months Ended
                                                        September 30
                                                     1994           1993
                                                         (Unaudited)
CASH FLOWS PROVIDED FROM OPERATING ACTIVITIES:

Net income                                         $ 78.8          $129.9
Adjustments to net income
  Restructuring charges, net of tax                  65.2            --
  Depreciation and amortization                     160.0           164.8
  Deferred income taxes, net                         (5.6)           (8.6)
  Investment tax credits, net                        (3.8)           (5.4)
  Interest during construction                       (0.6)           (0.4)
  Provision for uncollectibles                        7.1             6.0
  Increase in accounts receivable                   (28.7)          (19.9)
  Increase in material and supplies                  (3.2)           (0.6)
  Decrease in certain other current assets            1.6             4.8
  Increase (decrease) in accounts payable            57.6           (22.0)
  Decrease in accrued taxes                         (24.1)           (2.9)
  Decrease in certain other
    current liabilities                             (30.4)           (7.5)
  Change in certain other noncurrent
    assets and liabilities                          (16.7)            9.7
  Other                                               8.9            (3.3)
                                                   ------          ------

Net cash provided from operating activities         266.1           244.6
                                                   ------          ------

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures                                (96.3)         (108.9)
Proceeds from disposal of
  telecommunications plant                            2.1             2.0
Additional investments in affiliate (ASI)            --              (3.0)
Other investments                                    (2.6)           --
                                                   ------          ------

Net cash used in investing activities               (96.8)         (109.9)
                                                   ------          ------

CASH FLOWS USED IN FINANCING ACTIVITIES:

Intercompany financing - net                        191.8            82.1
Issuance of long-term debt                            1.0            --
Retirements of long-term debt                      (220.1)         (100.1)
Cost of refinancing long-term debt                   (8.7)           (3.7)
Dividend payments                                  (132.3)         (117.3)
                                                   ------          ------

Net cash used in financing activities              (168.3)         (139.0)
                                                   ------          ------

Net increase (decrease) in cash and
  temporary cash investments                          1.0            (4.3)
Cash and temporary cash investments,
  beginning of period                                 0.6            10.2
                                                   ------          ------
Cash and temporary cash investments,
  end of period                                    $  1.6          $  5.9
                                                   ======          ======

See Notes to Condensed Financial Statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                            September 30, 1994

                           (Dollars in Millions)


A.   Work Force Restructuring

On March 25, 1994, the Company's parent, Ameritech, announced plans to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including approximately 780 at the Company. Under terms of agreements between Ameritech, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

This program resulted in a first quarter 1994 charge of $68.9 or $42.8 after-tax to reflect the cost of the restructuring. This charge reduced the Company's prepaid pension asset by $39.6 for pension enhancements and curtailment losses. The charge also included a curtailment loss of $17.1 related to Statement of Financial Accounting Standards (SFAS No. 106), "Employers' Accounting for Postretirement Benefits Other than Pensions," and an additional severance accrual of $12.2.

Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement work force to be reduced by approximately 1,300 through next year instead of the approximately 780 originally estimated in March.

The Company recorded an additional charge in the third quarter of 1994 of $36.0 or $22.4 after-tax for the additional program participants and for revised participant demographics. The third quarter charge included settlement gains of $15.5 associated with lump sum pension payments made by the pension trust through September 30, 1994. This $36.0 charge reduced the Company's prepaid pension asset by $4.3 for pension enhancement and curtailment losses, net of the settlement gains. The charge also included $20.9 for curtailment losses related to SFAS No. 106 and an additional severance accrual of $10.8.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the results of operations of the Company for the nine-month period ended September 30, 1994, as compared to the same period in the prior year. Results for the nine months ended September 30, 1994 are not necessarily indicative of the results for the entire year.

Revenues

Total revenues in the first nine months of 1994 were $867.5 and were $826.7 for the same period in 1993, or an increase of $40.8 or 4.9 percent. The following paragraphs explain the components of that change:

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Local service                     $396.3      $378.2    $18.1        4.8

Higher network usage increased local service revenues by $24.7. Increased network usage resulted principally from growth in the number of customer lines, which increased 3.9 percent to 1,902,827 from 1,832,280 as of September 30, 1993, and from increased sales of custom calling features (e.g., Call Forwarding, Caller ID, etc.). Partially offsetting these increases was the effect of rate reductions of $6.5 as a result of the Opportunity Indiana Plan (see Other Information for more details).
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Network Access
   Interstate                     $181.9      $169.0    $12.9        7.6
   Intrastate                     $ 78.0      $ 80.6    $(2.6)      (3.2)

Interstate

The increase in interstate network access revenues was primarily attributable to higher network usage, which resulted in additional revenues of $14.0. Additionally, revenues increased by $3.1 due to lower National Exchange Carrier Association support payments and by $2.7 as a result of revenue sharing accruals in 1993. These increases were partially offset by lower revenues of $7.8 due to rate reductions.

Minutes of use related to interstate calls for the nine months ended September 30, 1994 increased 6.7 percent.

Intrastate

Intrastate access revenues decreased by $5.9 due to rate reductions as a result of the Opportunity Indiana Plan and $3.1 related to other rate reductions, partially offset by volume related increases of $6.0 primarily due to increased minutes of use and customer lines.

Minutes of use related to intrastate calls for the nine months ended September 30, 1994 increased 15.9 percent.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Long distance                     $113.3      $110.5     $2.8        2.5

The increase in long distance service revenues was primarily attributable to a change in the method in which independent company settlements are recorded (access expenses are no longer treated as revenue offsets), resulting in increased revenues of $4.4. The increase was partially offset by volume-related decreases of $1.8 related to WATS and private line revenues.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Other revenue                      $98.0       $88.4     $9.6       10.9

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. These revenues are net of the Company's provision for uncollectibles. The increase in other revenues was primarily attributable to an increase in inside wire revenue of $3.7 (primarily as a result of a rate increase) and $3.2 related to late payment charges. Partially offsetting these increases was an increase in the provision for uncollectibles of $1.1 resulting from higher accounts receivable balances and increased write-off experience.
___________________________________________________________________________

Operating Expenses

Total operating expenses were $736.7 in the first nine months of 1994 and $612.2 in the first nine months of 1993, or an increase of $124.5 or 20.3 percent. These results include restructuring charges of $104.9 for the nine months ended September 30, 1994. The increase is comprised of the following:

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Employee-related expenses         $180.3      $186.3    $(6.0)      (3.2)

The decrease in employee-related expenses can be primarily attributed to decreases in wages, benefits and other expenses of $13.9 primarily related to work force reductions. Also contributing to the decrease was an increase in pension credits of $2.5. Partially offsetting these decreases were increases in basic wage rates of $6.0, postretirement benefits expenses of $3.1 and increased overtime payments of $1.3.

The Company's work force decreased to 4,711 as of September 30, 1994 from 5,208 as of September 30, 1993 as a result of work force reduction programs.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Depreciation and amortization     $160.0      $164.8    $(4.8)      (2.9)

Depreciation expense for the nine months ended September 30, 1994 decreased primarily as a result of retirements of analog electronic switching equipment and accruals of $3.3 in the first six months of 1993 in anticipation of favorable rate represcription results. These were partially offset by changes in rates and plant additions.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Other operating expenses          $256.3      $227.5    $28.8       12.7

Other operating expenses consist of contract services, services from affiliates, materials and supplies, access charge and advertising expenses and other miscellaneous expenses. The increase is primarily attributable to an increase of $24.6 in payments for services provided by affiliated companies due primarily to a transfer of certain work functions to ASI and Ameritech Information Systems, Inc. (an affiliate). Also contributing to the increase was $7.5 in higher access charges which prior to March 1993, were an offset to revenue (see long distance revenues discussion), a $2.8 increase in right-to-use fees, and a $1.7 increase in other expenses. Partially offsetting these increases was a decrease in contract services fees of $7.8 related to computer and other professional services.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Restructuring charges             $104.9       $--     $104.9       --

As discussed more fully in Note A to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994 that it will reduce its existing nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. Originally the Company expected approximately 780 employees to leave the payroll, but approximately 1,300 are now expected to leave the business. A charge for 780 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total of approximately 1,300 employees.

This program resulted in a first quarter 1994 charge of $68.9 ($42.8 on an after-tax basis) and an additional charge of $36.0 ($22.4 on an after-tax basis) in the third quarter of 1994 for a total charge of $104.9 ($65.2 on an after-tax basis). The additional charge of $36.0 includes the effect of $15.5 in settlement gains (discussed below) associated with lump-sum pension payments through September 30, 1994. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $25.0. Settlement gains (estimated to exceed approximately $40.0 in total), which result from lump-sum payments from the Ameritech Pension Plan, are being reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

The Company originally estimated that 780 employees were expected to leave under the program. The Company currently estimates that, including the approximately additional 520 employees, that approximately 950 will leave under the program in 1994 and approximately 350 in 1995. These employee reductions by quarter are as follows: 220 (actual) in the second quarter of 1994, 271 (actual) in the third quarter of 1994, 459 (estimated) in the fourth quarter of 1994, 20 (estimated) in the first quarter of 1995, 175 (estimated) in the second quarter of 1995, and 155 (estimated) in the third quarter of 1995. As previously discussed in Note A to the Financial Statements, the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual basis. The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service, and to meet staffing requirements for new business opportunities.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Taxes other than income taxes      $35.2       $33.6     $1.6        4.8

The increase is attributable to an increase in the gross receipts tax of $0.9 due to increased revenue and a $0.6 increase in property tax expense.
_________________________________________________________________________

OTHER INCOME AND EXPENSES

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Interest expense                   $13.2       $22.5    $(9.3)     (41.3)

The decrease in interest expense is primarily attributable to a $15.9 decrease in interest related to long-term debt resulting from refinancing activity in late 1993, partially offset by $6.6 in higher short-term interest from borrowings from the Ameritech short-term funding pool needed to fund the refinancings, as well as higher interest rates on those short-term borrowings.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Other (income) expense - net       $(3.6)       $1.1    $(4.7)      --

The increase in other income is primarily attributable to bond call expense of $3.7 recorded in the second quarter of 1993. In addition, the Company recorded increased earnings related to its investment in ASI.
___________________________________________________________________________

                                                       Increase
                                    1994        1993  (Decrease)  % Change

Income taxes                       $42.4       $61.0   $(18.6)     (30.5)

Income taxes decreased primarily as a result of lower pretax income, due principally to the work force restructuring charge of $104.9 (or $65.3 after-tax). Excluding the effect of the restructuring charge, income taxes generally increased in line with the increased earnings of the Company.
___________________________________________________________________________

OTHER INFORMATION

Opportunity Indiana

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

Under the Plan, the Company agreed to rate reductions totaling $57.5 between May 1994 and June 1996 ($27.7, $13.5, and $16.3 for 1994, 1995, and
1996, respectively). In addition, the Company agreed to invest $120.0 over the next six years to provide an advanced communications system infrastructure for schools, hospitals and major government centers and to make available an additional $30.0 during that period for equipment and training for schools to take advantage of the advanced system. The Plan also provides for instant mirroring of intrastate access rates with interstate rates and removes resale restrictions on all services except flat rate basic local service and Centrex.
___________________________________________________________________________

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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in its regulatory environment and increasing competition as appropriate to ensure the continuing application of SFAS No. 71 is still appropriate.
___________________________________________________________________________

Ratio of Earnings to Fixed Charges

The Company's ratio of earnings to fixed charges for the nine months ended September 30 was 7.38 in 1994 and 7.63 in 1993. The ratio in 1994 was adversely affected by pretax charges of $104.9 for work force restructuring (see prior discussion of these charges). These charges will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                        PART 2 - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              12 Statement re: Computation of ratio of earnings to fixed charges for the nine months ended September 30, 1994 and 1993.

              27 Financial data schedule for the nine months ended September 30, 1994.


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










                              Indiana Bell Telephone Company, Incorporated




Date:  November 10, 1994      By:  /s/ Cheryl K. Wooley
                                   Cheryl K. Wooley
                                   Vice President - Comptroller
                                   (Principal Financial Officer)

                                                           EXHIBIT 12


               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Millions of Dollars)


                                      Nine Months Ended September 30,
                                             1994             1993
                                            ------           ------

1.   Earnings

(a)    Income before interest expense
         and income taxes                   $134.5           $213.5
(b)    Portion of rental expense
         representative of the
         interest factor (i)                   5.8              6.3
                                            ------           ------

       Total                                 140.3            219.8
                                            ------           ------


2.   Fixed Charges

(a)    Total interest deductions              13.2             22.5
(b)    Portion of rental expense
         representative of the
         interest factor (i)                   5.8              6.3
                                            ------           ------

       Total                                $ 19.0           $ 28.8
                                            ------           ------


3.   Ratio (1. divided by 2.)                 7.38             7.63
                                              ====             ====





(i) The Company considers 1/3 of rental expense to be the amount representing return on capital.

NOTE: The results for the first nine months of 1994 reflect a $104.9 pretax charge for work force restructuring (see Management's Discussion and Analysis of Results of Operations for a discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.