Form 10-Q
period 1995-03-31
INDIANA BELL TELEPHONE CO INC
filed 1995-05-10
CIK 50178

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1995

                                   or

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 1-6746


             INDIANA BELL TELEPHONE COMPANY, INCORPORATED

        (Incorporated under the laws of the State of Indiana)

        240 North Meridian Street, Indianapolis, Indiana  46204

           I.R.S. Employer Identification Number 35-0407820

                  Telephone Number - (317) 265-2266


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .



At April 28, 1995, 13,490,876 common shares were outstanding.

                      PART I - FINANCIAL INFORMATION

The following condensed financial statements have been prepared by Indiana Bell Telephone Company, Incorporated (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                           (Millions of Dollars)

                                                        (Unaudited)
                                                     Three Months Ended
                                                           March 31
                                                      1995           1994

Revenues. . . . . . . . . . . . . . . . .            $291.7         $293.0
                                                     ------         ------

Operating Expenses
  Employee-related expenses . . . . . . .              55.9           61.8
  Depreciation and amortization . . . . .              47.5           52.9
  Other operating expenses. . . . . . . .              91.5           84.7
  Restructuring (credit) charge . . . . .             (36.5)          68.9
  Taxes other than income taxes . . . . .              11.8           11.7
                                                     ------         ------

                                                      170.2          280.0
                                                     ------         ------

Operating income. . . . . . . . . . . . .             121.5           13.0
Interest expense. . . . . . . . . . . . .               4.3            4.3
Other income, net . . . . . . . . . . . .               --            (0.7)
                                                     ------         ------

Income before income taxes. . . . . . . .             117.2            9.4

Income taxes. . . . . . . . . . . . . . .              43.6            2.4
                                                     ------         ------

Net income. . . . . . . . . . . . . . . .              73.6            7.0

Reinvested earnings, beginning of period.              30.2          250.8
  Less, dividends . . . . . . . . . . . .              47.9           44.7
                                                     ------         ------

Reinvested earnings, end of period. . . .            $ 55.9         $213.1
                                                     ======         ======

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                              March 31, 1995  Dec. 31, 1994
                                                (Unaudited)   (Derived from
                                                                 Audited
                                                                Financial
                                                               Statements)

ASSETS

Current assets
 Cash and temporary cash investments. . . . . .    $   --        $    0.5
 Receivables, net
  Customers . . . . . . . . . . . . . . . . . .       164.2         186.5
  Ameritech and affiliates. . . . . . . . . . .        10.1          15.5
  Other . . . . . . . . . . . . . . . . . . . .         6.6          12.7
 Material and supplies. . . . . . . . . . . . .         4.3           4.2
 Prepaid and other. . . . . . . . . . . . . . .        13.7          19.2
                                                   --------      --------
                                                      198.9         238.6
                                                   --------      --------

Property, plant and equipment . . . . . . . . .     3,025.4       3,000.1
Less, accumulated depreciation. . . . . . . . .     1,815.1       1,772.5
                                                   --------      --------
                                                    1,210.3       1,227.6
                                                   --------      --------

Investments, principally in affiliates. . . . .        35.4          40.1
Other assets and deferred charges . . . . . . .        72.2          35.2
                                                   --------      --------

Total assets. . . . . . . . . . . . . . . . . .    $1,516.8      $1,541.5
                                                   ========      ========

See Notes to Condensed Financial Statements.

                           (Dollars in Millions)

                                              March 31, 1995  Dec. 31, 1994
                                                (Unaudited)   (Derived from
                                                                 Audited
                                                                Financial
                                                               Statements)

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech . . . . . . . . . . . . . . . . . .    $  126.4      $  222.0
  Other . . . . . . . . . . . . . . . . . . . .         0.1           0.3
 Accounts payable
  Ameritech Services, Inc. (ASI). . . . . . . .        44.1          71.7
  Ameritech and affiliates. . . . . . . . . . .        12.7          12.9
  Other . . . . . . . . . . . . . . . . . . . .        48.5          61.8
 Other current liabilities. . . . . . . . . . .       267.8         141.2
                                                   --------      --------
                                                      499.6         509.9
                                                   --------      --------

Long-term debt. . . . . . . . . . . . . . . . .        86.1          86.1
                                                   --------      --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes. . . . . . .       (14.2)         24.9
 Unamortized investment tax credits . . . . . .        25.8          27.2
 Postretirement benefits other than pensions. .       268.3         270.0
 Long-term payable to ASI . . . . . . . . . . .         8.3           8.8
 Other. . . . . . . . . . . . . . . . . . . . .        22.0          19.4
                                                   --------      --------
                                                      310.2         350.3
                                                   --------      --------

Shareowner's equity
 Common shares - ($40 par value;
  15,000,00 shares authorized;
  13,490,876 issued and outstanding). . . . . .       539.6         539.6
 Proceeds in excess of par value. . . . . . . .        25.4          25.4
 Reinvested earnings. . . . . . . . . . . . . .        55.9          30.2
                                                   --------      --------
                                                      620.9         595.2
                                                   --------      --------

Total liabilities and shareowner's equity . . .    $1,516.8      $1,541.5
                                                   ========      ========

See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .         $ 73.6      $  7.0
 Adjustments to net income:
  Restructuring (credit) charge, net of tax . .          (22.9)       42.8
  Depreciation and amortization . . . . . . . .           47.5        52.9
  Deferred income taxes, net. . . . . . . . . .           (1.7)        3.2
  Investment tax credits, net . . . . . . . . .           (1.4)       (1.2)
  Interest during construction. . . . . . . . .           (0.1)       (0.2)
  Provision for uncollectibles. . . . . . . . .            3.9         1.5
  Change in accounts receivable . . . . . . . .           29.9         3.5
  Change in material and supplies . . . . . . .           (0.5)        2.0
  Change in certain other current assets. . . .            5.5         1.3
  Change in accounts payable. . . . . . . . . .          (41.1)       14.4
  Change in certain other current liabilities .           31.7        (4.7)
  Change in certain other noncurrent
   assets and liabilities . . . . . . . . . . .           (2.9)      (17.3)
  Cost of refinancing long-term debt. . . . . .           --          (8.7)
  Other . . . . . . . . . . . . . . . . . . . .            0.5        11.4
                                                        ------      ------

Net cash from operating activities. . . . . . .          122.0       107.9
                                                        ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . .          (28.0)      (28.0)
Proceeds from disposals of property, plant
 and equipment. . . . . . . . . . . . . . . . .            1.3         0.4
                                                        ------      ------

Net cash from investing activities. . . . . . .          (26.7)      (27.6)
                                                        ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net . . . . . . . . . .          (95.6)      189.5
Retirements of long-term debt . . . . . . . . .           (0.2)     (220.0)
Dividend payments . . . . . . . . . . . . . . .           --         (44.7)
                                                        ------      ------

Net cash from financing activities. . . . . . .          (95.8)      (75.2)
                                                        ------      ------


Net (decrease) increase in cash and
 temporary cash investments . . . . . . . . . .           (0.5)        5.1
Cash and temporary cash investments at
 beginning of period. . . . . . . . . . . . . .            0.5         0.6
                                                        ------      ------
Cash and temporary cash investments at
 end of period. . . . . . . . . . . . . . . . .         $ --        $  5.7
                                                        ======      ======

See Notes to Condensed Financial Statements.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                              MARCH 31, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 1,399 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of this restructuring, a pretax charge of $68.9, or $42.8 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $36.5 or $22.9 after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program costs through March 31, 1995 totaled $130.6, partially offset by settlement gains of $73.6 for an aggregate pretax net program cost of $57.0, or $35.1 after-tax. At March 31, 1995, the remaining severance accrual was $6.5.

As of March 31, 1995, 1,141 employees have left the Company as a result of the restructuring, with 258 expected to leave later in 1995.

NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994, the Company incurred an extraordinary noncash after-tax charge of $220.7 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches. The following is a summary of average lives of property, plant and equipment after the discontinuation of FAS 71:

     Asset Category                                         Average Life

     Central office equipment
       Digital switching. . . . . . . . . . . . . . . .           7
       Analog switching . . . . . . . . . . . . . . . .       obsolete
       Circuit accounts . . . . . . . . . . . . . . . .           7
     Copper and fiber cable and wire facilities . . . .          15
     All other. . . . . . . . . . . . . . . . . . . . .        various

Certain additional financial statement impacts occur as a result of no longer following FAS 71, including the provision for uncollectibles, previously shown as a reduction in other revenues, has been reclassified to other operating expenses.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1995 as compared with the first three months of 1994:

Results of Operations

Revenues

Total revenues in the first three months of 1995 were $291.7 and were $293.0 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                  $137.2    $132.4       $4.8      3.6

The increase in local service revenues in the first quarter 1995 was primarily attributable to higher network volumes which increased local service revenues by $8.2. The increased network volumes resulted principally from growth in the number of access lines, which increased 3.9 percent to 1,950,495 as of March 31, 1995 as compared with March 31, 1994 as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. This increase was primarily offset by rate reductions of $3.4, primarily resulting from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Network access
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Interstate
  Three Months Ended                 $61.4     $60.4      $ 1.0      1.7

Intrastate
  Three Months Ended                 $21.9     $28.3      $(6.4)   (22.6)

The increase in interstate network access revenues for the three months ended March 31, 1995, was primarily due to higher network usage, which resulted in additional revenues of $2.2, and a reduction in NECA common line pool support payments of $1.4. Partially offsetting these increases were net rate reductions of $2.6. Minutes of use related to interstate calls increased 4.7 percent in 1995. See additional discussion below regarding Ameritech's interstate access price cap filing.

The decrease in intrastate network access revenues for the three months ended March 31, 1995, was primarily due to rate reductions of $8.0, primarily resulting from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $1.1 which partially offset these decreases. Minutes of use related to intrastate calls increased 11.3 percent in 1995.
___________________________________________________________________________

Long distance service
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $38.0     $37.9       $0.1      0.3

The increase in long distance service revenues for the three months ended March 31, 1995 was primarily attributable to net rate increases of $0.6, partially offset by lower usage volumes of $0.5.

Other
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $33.2     $34.0      $(0.8)    (2.4)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a decrease of $2.3 in directory, billing and collection services, rents and miscellaneous revenues. Intercompany rent revenues decreased as a result of a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994 such amounts were included in other revenues. Partially offsetting these decreases were rate increase in inside wire installation and maintenance services of $1.1, as well as growth in central office features and other nonregulated services.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three months ended March 31, 1995 decreased by $109.8 or 39.2 percent to $170.2. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $36.5 in the first quarter of 1995 related to the settlement gains previously discussed, compared with a first quarter 1994 charge of $68.9.
___________________________________________________________________________

Employee-related expenses
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $55.9     $61.8      $(5.9)    (9.5)

The decrease in employee-related expenses for the three months ended March 31, 1995 was attributable primarily to the effect of work force reductions over the past year of $6.6, as well as reduced bonus accruals and pensions and other benefits of $2.3. Partially offsetting these decreases were the effects of increased overtime payments and higher wage rates of $3.0.

There were 4,281 employees at March 31, 1995, compared with 5,018 at March 31, 1994.

Depreciation and
  amortization expense
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $47.5     $52.9      $(5.4)   (10.2)

The decrease in depreciation and amortization expense for the three months ended March 31, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71
(FAS 71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.
___________________________________________________________________________

Other operating expenses
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $91.5     $84.7       $6.8      8.0

The increase in other operating expenses for the three months ended
March 31, 1995 was primarily attributable to higher affiliate services expenses of $11.1, resulting from increased billings from Ameritech Services, Inc. (ASI) as business unit expenses, primarily for contract and professional services, have shifted to that entity, and advertising expenses of $2.1, resulting from increased marketing efforts. These increases were offset by a net decrease of $5.4 in expenses for material and supplies, and contract and professional services, as discussed above.

Restructuring (credit) charge
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                  $(36.5)    $68.9    $(105.4)     n/a

As discussed in Note 1, Ameritech announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees (780 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech now expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March, including 1,399 at the Company. A pretax charge of $68.9 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $36.5 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $8.0) are anticipated.

Actual employee reductions by quarter were: 220 in the second quarter of 1994, 271 in the third quarter of 1994, 604 in the fourth quarter of 1994 and 46 in the first quarter of 1995. Estimates for the remainder of 1995 are 127 in the second quarter and 131 in the third quarter. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $26.6) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings may be partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $11.8     $11.7       $0.1      0.9

The increase in taxes other than income taxes for the three months ended March 31, 1995 is primarily attributable to higher property taxes partially offset by lower gross receipts taxes due to lower revenues.

Other Income and Expenses

Interest expense
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                    $4.3      $4.3      $--       --

Interest expense has remained constant for the three months ended March 31, 1995. Higher short-term interest of $1.4 on borrowings from the Ameritech short-term funding pool resulted from higher short-term interest rates, partially offset by lower average debt balances. Also contributing to the increase were increased costs related to the corporate-owned life insurance program. Offsetting these increases was a decrease of $1.2 in interest expense related to long-term debt resulting from refinancing activity in late 1993, as well as a decrease of $0.2 related to interest on customer deposits.
___________________________________________________________________________

Other income, net
                                        March 31       (Increase)  Percent
                                     1995      1994     Decrease   Change

Three Months Ended                   $--      $(0.7)       $0.7      n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI and decreased rental property income.
___________________________________________________________________________

Income taxes
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $43.6      $2.4      $41.2      n/a

The increase in income taxes for the three months ended March 31, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $36.5 ($22.9 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $68.9 ($42.8 after-tax) in the first quarter of 1994. Excluding these items, income taxes increased in line with the earnings in the business.

Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the three months ended March 31 was 21.56 in 1995 and 2.96 in 1994. The ratio in 1995 was favorably affected by a credit of $36.5 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $68.9 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding requirements.
___________________________________________________________________________

Interstate Access Price Cap Filing

On May 9, 1995 in its annual interstate access price cap filing, Ameritech elected the 5.3 productivity factor with no earnings sharing as allowed under the new price cap rules of the Federal Communications Commission
(FCC). That selection, together with other index changes required by the FCC's rules, results in annual rate reductions to the Company's customers totaling approximately $7.7 effective August 1, 1995.

Ameritech filed a waiver request with the FCC to make an additional downward adjustment of its indices that would have the effect of applying the 5.3 productivity factor retroactively back to January 1, 1995. The result would be an additional annual rate reduction for the Company's customers of $3.1 effective August 1, 1995. In return, Ameritech would be relieved of all sharing obligations for the entire 1995 calendar year.

                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits

        12 Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 1995 and March 31, 1994.

  (b)   Reports on Form 8-K

        No Form 8-K was filed by the registrant during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                                               (Registrant)


Date:  May 9, 1995                     /s/ Richard A. Kuzmar

                                       Richard A. Kuzmar
                                       Vice President and Comptroller

                                       (Principal Financial Officer)

EXHIBIT 12

               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)


                                                Three Months Ended
                                                      March 31
                                                 1995          1994
1.  EARNINGS

    a)  Income before interest cost
         and income taxes . . . . . . .          $121.6         $13.9

    b)  Portion of rental expense
         representative of the
         interest factor (1). . . . . .             1.3           0.3
                                                 ------         -----

    Total 1(a) through 1(b) . . . . . .          $122.9         $14.2
                                                 ------         -----

2.  FIXED CHARGES

    a)  Total interest cost including
         capital lease obligations. . .          $  4.4         $ 4.5

    b)  Portion of rental expense
         representative of the
         interest factor (1). . . . . .             1.3           0.3
                                                 ------         -----

    Total 2(a) through 2(b) . . . . . .          $  5.7         $ 4.8
                                                 ------         -----

3.  RATIO OF EARNINGS TO FIXED CHARGES.           21.56          2.96
                                                  =====          ====
_______________

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first quarter of 1995 reflect a $36.5 pretax credit primarily from settlement gains resulting from lump-sum pension payments from the pension plan to former employees associated with the nonmanagement work force restructuring. Results for the first quarter 1994 reflect a $68.9 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3)  Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.