Form 10-Q
period 1995-06-30
INDIANA BELL TELEPHONE CO INC
filed 1995-08-07
CIK 50178

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

                                    or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 1-6746


               INDIANA BELL TELEPHONE COMPANY, INCORPORATED

           (Incorporated under the laws of the State of Indiana

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



At July 31, 1995, 13,490,876 common shares were outstanding.

Form 10-Q Part I             Indiana Bell Telephone Company, Incorporated

                      Part I - Financial Information

The following condensed financial statements have been prepared by Indiana Bell Telephone Company, Incorporated (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                           (Millions of Dollars)
                                (Unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30               June 30
                                    1995        1994       1995     1994

Revenues                          $   299.0  $   289.7  $   590.7 $  582.7
                                  ---------  ---------  --------- --------
Operating Expenses
  Employee-related expenses            55.5       58.5      111.4    120.3
  Depreciation and amortization        47.6       52.9       95.1    105.8
  Other operating expenses             96.6       89.3      188.1    174.0
  Restructuring (credit) charge        --         --        (36.5)    68.9
  Taxes other than income taxes        12.1       11.7       23.9     23.4
                                  ---------  ---------  --------- --------
                                      211.8      212.4      382.0    492.4
                                  ---------  ---------  --------- --------

Operating income                       87.2       77.3      208.7     90.3
Interest expense                        4.7        3.8        9.0      8.1
Other income, net                      (0.5)      (1.3)      (0.5)    (2.0)
                                  ---------  ---------  --------- --------
Income before income taxes             83.0       74.8      200.2     84.2

Income taxes                           30.0       25.2       73.6     27.6
                                  ---------  ---------  --------- --------
Net income                             53.0       49.6      126.6     56.6

Reinvested earnings, beginning
  of period                            55.9      213.1       30.2    250.8
Less, dividends                        52.6       45.5      100.5     90.2
                                  ---------  ---------  --------- --------
Reinvested earnings, end
  of period                       $    56.3   $  217.2  $    56.3 $  217.2
                                  =========   ========  ========= ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I            Indiana Bell Telephone Company, Incorporated



                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments           $   --           $    0.5
 Receivables, net
  Customers                                       167.6            186.5
  Ameritech and affiliates                         16.4             15.5
  Other                                             7.6             12.7
 Material and supplies                              4.4              4.2
 Prepaid and other                                 79.3             19.2
                                               --------         --------
                                                  275.3            238.6
                                               --------         --------
Property, plant and equipment                   3,040.6          3,000.1
Less, accumulated depreciation                  1,840.8          1,772.5
                                               --------         --------
                                                1,199.8          1,227.6
                                               --------         --------

Investments, principally in affiliates             36.1             40.1
Other assets and deferred charges                  76.2             35.2
                                               --------         --------

Total assets                                   $1,587.4         $1,541.5
                                               ========         ========

See Notes to Condensed Financial Statements

Form 10-Q                  Indiana Bell Telephone Company, Incorporated

                           (Dollars in Millions)


                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech                                    $  149.3         $  222.0
  Other                                             0.3              0.3
 Accounts payable
  Ameritech Services, Inc. (ASI)                   50.0             71.7
  Ameritech and affiliates                         15.4             12.9
  Other                                            55.4             61.8
 Other current liabilities                        216.5            141.2
                                               --------         --------
                                                  486.9            509.9
                                               --------         --------

Long-term debt                                     85.9             86.1
                                               --------         --------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                 71.4             24.9
 Unamortized investment tax credits                24.5             27.2
 Postretirement benefits other than pensions      269.3            270.0
 Long-term payable to ASI                           8.3              8.8
 Other                                             19.8             19.4
                                               --------        ---------
                                                  393.3            350.3
                                               --------        ---------

Shareowner's equity
 Common shares - ($40 par value;
   15,000,000 shares authorized;
   13,490,876 issued and outstanding)             539.6            539.6
 Proceeds in excess of par value                   25.4             25.4
 Reinvested earnings                               56.3             30.2
                                               --------        ---------
                                                  621.3            595.2
                                               --------        ---------

Total liabilities and shareowner's equity      $1,587.4         $1,541.5
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I            Indiana Bell Telephone Company, Incorporated


                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  126.6   $   56.6
 Adjustments to net income
 Restructuring (credit) charge, net of tax              (22.9)      42.8
 Depreciation and amortization                           95.1      105.8
 Deferred income taxes, net                              (2.0)      (2.4)
 Investment tax credits, net                             (2.7)      (2.5)
 Interest during construction                            (0.2)      (0.4)
 Provision for uncollectibles                             7.1        4.0
 Change in accounts receivable                           15.9       (9.5)
 Change in material and supplies                         (0.6)      (0.5)
 Change in certain other current assets                   6.8        2.7
 Change in accounts payable                             (25.6)      27.2
 Change in certain other current liabilities             (5.2)     (33.8)
 Change in certain other noncurrent
  assets and liabilities                                 (8.1)     (16.3)
 Cost of refinancing long-term debt                       --        (8.7)
 Other                                                   (1.4)      10.2
                                                     --------    -------
Net cash from operating activities                      182.8      175.2
                                                     --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (65.4)    (61.1)
Proceeds from disposals of
  property, plant and equipment                           2.8       1.6
Other investments                                         0.2      (7.8)
                                                     --------    ------
Net cash from investing activities                      (62.4)    (67.3)
                                                     --------    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                             (72.7)    206.5
Issuance of long-term debt                                --        1.0
Retirements of long-term debt                            (0.2)   (220.0)
Dividend payments                                       (48.0)    (90.3)
                                                     --------    ------
Net cash from financing activities                     (120.9)   (102.8)
                                                     --------    ------
Net (decrease) increase in cash
 and temporary cash investments                          (0.5)      5.1
Cash and temporary cash investments
 at beginning of period                                   0.5       0.6
                                                     --------    ------
Cash and temporary cash investments
 at end of period                                     $   --   $    5.7
                                                     ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I            Indiana Bell Telephone Company, Incorporated


                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                               JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 1,399 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $68.9, or $42.8 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $36.5 or $22.9 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $130.6, partially offset by settlement gains of $73.6 for an aggregate pretax net program cost of $57.0, or $35.1 after-tax. At June 30, 1995, the remaining severance accrual was $5.9.

As of June 30, 1995, 1,207 employees have left the Company as a result of the restructuring, with 192 expected to leave later in 1995.

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

The principal component of the above charge related to a determination that telephone plant asset lives were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches. Certain additional financial statement impacts occurred as a result of the discontinuance of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I            Indiana Bell Telephone Company, Incorporated



       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1995 as compared with the first six months of 1994:

Results of Operations

Revenues

Total revenues in the first six months of 1995 were $590.7 and were $582.7 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $277.1     $262.5      $ 14.6       5.6

The increase in local service revenues in the first six months of 1995 was primarily attributable to higher network volumes which increased local service revenues by $18.4 The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.0 percent to 1,965,460 as of June 30, 1995 as compared with June 30, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. This increase was primarily offset by rate reductions of $3.8, primarily resulting from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Form 10-Q Part I             Indiana Bell Telephone Company, Incorporated


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Network access
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Interstate
   Six Months Ended              $123.4     $121.0      $  2.4       2.0

Intrastate
   Six Months Ended              $ 44.3     $ 53.6      $ (9.3)    (17.4)

The increase in interstate network access revenues for the six months ended June 30, 1995 was primarily due to higher network usage, which resulted in additional revenues of $6.2, and a reduction in NECA common line pool support payments of $2.8. Partially offsetting these revenue increases were net rate reductions of $6.4. Minutes of use related to interstate calls increased 5.4 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the six months ended June 30, 1995 was primarily due to rate reductions of $13.6, primarily resulting from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $4.3 which partially offset these decreases.
Minutes of use related to intrastate calls increased 11.6 percent in 1995.
___________________________________________________________________________

Long distance service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 77.1     $ 75.5      $  1.6       2.1

The increase in long distance service revenues for the six months ended June 30, 1995 was primarily attributable to net rate increases of $1.2, as well as increased usage volumes of $0.4.

Form 10-Q Part I             Indiana Bell Telephone Company, Incorporated

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 68.8     $ 70.1      $ (1.3)     (1.9)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a decrease of $5.5 in directory, billing and collection services, rents and miscellaneous revenues. Intercompany rent revenues decreased as a result of a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Partially offsetting these decreases were rate increases in inside wire installation and maintenance services of $2.1, as well as growth in central office features and other nonregulated services of $1.7.
___________________________________________________________________________

Operating expenses

Total operating expenses for the six months ended June 30, 1995 decreased by $110.4 or 22.4 percent to $382.0. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $36.5 in the first quarter of 1995 related to the net settlement gains previously discussed, compared with a first quarter 1994 charge of $68.9.
___________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $111.4     $120.3      $ (8.9)     (7.4)


The decrease in employee-related expenses for the six months ended
June 30, 1995 was attributable primarily to the effect of work force reductions over the past year of $12.4, as well as reduced bonus accruals and other benefits of $6.4. Partially offsetting these decreases were the effects of increased overtime payments and medical, dental and postretirement benefits of $9.9.

There were 4,237 employees at June 30, 1995, compared with 4,832 at June 30, 1994.

Form 10-Q Part I          Indiana Bell Telephone Company, Incorporated


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Depreciation and
  amortization
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 95.1     $105.8     $ (10.7)    (10.1)

The decrease in depreciation and amortization expense for the six months ended June 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the increase in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.
___________________________________________________________________________

Other operating expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $188.1     $174.0       $ 14.1      8.1


The increase in other operating expenses for the six months ended
June 30, 1995 was primarily attributable to higher affiliate services expenses of $16.7, resulting from increased billings from Ameritech Services, Inc. (ASI) primarily for contract and professional services. Advertising and bad debt expenses increased $5.1 as a result of increased marketing and sales efforts. These increases were offset by a net decrease of $7.7 in expenses for material and supplies, access charges, as a result of renegotiated contracts, and switching system software charges as compared to the prior year period.

Form 10-Q Part I          Indiana Bell Telephone Company, Incorporated

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Restructuring (credit) charge
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $(36.5)    $ 68.9      $(105.4)     n/a


As discussed in Note 1, Ameritech announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees (780 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994, including 1,399 at the Company. A pretax charge of $68.9 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $36.5 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $6.0) are anticipated.

Actual employee reductions by quarter were: 220 in the second quarter of 1994, 271 in the third quarter of 1994, 604 in the fourth quarter of 1994, 46 in the first quarter of 1995 and 66 in the second quarter of 1995. Employee reductions of 192 are expected in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $26.6) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 23.9     $ 23.4       $  0.5      2.1


The increase in taxes other than income taxes for the six months ended June 30, 1995 is primarily attributable to higher property taxes partially offset by lower gross receipts taxes due to lower revenues subject to the tax.

Form 10-Q Part I               Indiana Bell Telphone Company, Incorporated

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Other Income and Expenses

Interest expense
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $  9.0     $  8.1      $  0.9      11.1

The increase in interest expense for the six months ended June 30, 1995 resulted from higher short-term interest on borrowings from the Ameritech short-term funding pool resulting from higher short-term interest rates, partially offset by lower average debt balances. Offsetting this increase was a decrease of $1.2 in interest expense related to long-term debt resulting from refinancing activity in late 1993.
___________________________________________________________________________

Other income, net
                                      June 30         (Increase) Percent
                                  1995       1994      Decrease  Change

Six Months Ended                 $ (0.5)    $ (2.0)     $  1.5      n/a


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from decreased equity earnings from ASI and decreased rental property income.
___________________________________________________________________________


Income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 73.6     $ 27.6      $ 46.0       n/a

The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $36.5 (22.9 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $68.9 ($42.8 after-tax) in the first quarter of 1994. Excluding these items, income taxes changed in line with the earnings in the business.

Form 10-Q Part I           Indiana Bell Telephone Company, Incorporated


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the six months ended June 30, was 19.89 in 1995 and 7.63 in 1994. The ratio in 1995 was favorably affected by a credit of $36.5 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $68.9 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its debt funding.
___________________________________________________________________________

Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $11.8 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $5.0, which represents an increase of $1.8 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
___________________________________________________________________________

Labor negotiations

The Company's nonmanagement workforce (about 75 percent of total employees) is represented principally by two labor unions with expiring labor contracts. The International Brotherhood of Electrical Workers contract originally expired in June 1995 but has been extended until August 9, 1995. The Communications Workers of America (CWA) contract was set to expire on August 5, 1995, but has been extended indefinitely. The extension may be canceled by either the Company or the CWA with 24 hour notice. Membership of both unions have authorized a work stoppage. Negotiations with both unions continue and management believes a satisfactory resolution will be achieved.

Form 10-Q Part II             Indiana Bell Telephone Company, Incorporated


                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits

          12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1995 and June 30, 1994.

          27   Financial Data Schedule.

 (b)           Reports on Form 8-K

               No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part II         Indiana Bell Telephone Company, Incorporated


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                                              (Registrant)


Date:  August 7, 1995                  /s/ Richard A. Kuzmar

                                        Richard A. Kuzmar
                                        Vice President and Comptroller

                                        (Principal Financial Officer)

                                                           EXHIBIT 12


               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)


                                                       Six Months Ended
                                                           June 30
                                                       1995        1994
1.   EARNINGS

     a) Income before interest cost
         income taxes                                 $209.4      $ 92.7

     b) Portion of rental expense
        representative of the
        interest factor (1)                              1.4         4.2
                                                      ------      ------
     Total 1(a) through 1(b)                          $210.8      $ 96.9
                                                      ------      ------

2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations                    $  9.2      $  8.5

     b) Portion of rental expense
         representative of the
         interest factor (1)                             1.4         4.2
                                                      ------      ------
     Total 2(a) through 2(b)                          $ 10.6      $ 12.7
                                                      ------      ------

3.   RATIO OF EARNINGS TO FIXED CHARGES                 19.89       7.63
________________                                        =====       ====

(1) One-third of rental expense is considered to be the amount repres enting return on capital.

(2) The results for the first six months of 1995 reflect a first quarter 1995 $36.5 pretax credit primarily from settlement gains resulting form lump sum pension payments from the pension plan to former employees as sociated with the nonmanagement work force restructuring. Results for the first six months of 1994 reflect a first quarter 1994 $68.9 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3)  Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.