Form 10-K
period 1995-12-31
INDIANA BELL TELEPHONE CO INC
filed 1996-03-13
CIK 50178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED) .... For the fiscal year ended December 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-6746

                        INDIANA BELL TELEPHONE COMPANY,
                                 INCORPORATED
               An Indiana Corporation       I.R.S. Employer No.
                                                35-0407820

                           240 North Meridian Street
                         Indianapolis, Indiana  46204
                        Telephone Number 1-800-257-0902

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  [X]  No   [_]



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I

Item                                                                        Page
----                                                                        ----
1.   Business..............................................................    1

2.   Properties............................................................    8

3.   Legal Proceedings.....................................................    8

4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2)).

                                   PART II

5.   Market for Registrant's Common Equity and Related Stockholder
       Matters (Inapplicable).

6.   Selected Financial and Operating Data.................................   10

7.   Management's Discussion and Analysis of Results of
       Operations (Abbreviated pursuant to
       General Instruction J(2))...........................................   11

8.   Financial Statements and Supplementary Data...........................   19

9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure............................................   36

                                  PART III

10.  Directors and Executive Officers of the Registrant
       (Omitted pursuant to General Instruction J(2)).

11.  Executive Compensation (Omitted pursuant to General Instruction J(2)).

12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2)).

13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2)).

                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   37

                                    PART I

Item 1.  Business.

The Company

   Indiana Bell Telephone Company, Incorporated (the Company), incorporated under the laws of the State of Indiana, has its principal office at 240 North Meridian Street, Indianapolis, Indiana 46204 (telephone number 1-800-257-0902). The Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech), a Delaware Corporation. Ameritech is the parent of the Company; Illinois Bell Telephone Company; Michigan Bell Telephone Company; The Ohio Bell Telephone Company and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline communications subsidiaries"), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 1-800-257-0902). The Company is managed by its sole shareowner rather than a Board of Directors as permitted by Indiana law.

   Ameritech operates its business within the framework of customer-specific business units delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and leasing services, as well as services provided to other companies in the communications industry, overlap the legal entities, including the Company, which form the infrastructure of Ameritech. The products and services of all the companies are marketed under the "Ameritech" brand identity, but Ameritech's five landline communications subsidiaries remain responsible within their respective service areas for providing telephone and other communications services, subject to regulation by the Federal Communications Commission (FCC) and the five respective state public service commissions. In 1995, Ameritech further aligned its business unit and legal entity structure into three sectors: communications and information products, consumer and business services and worldwide network systems, to sharpen its strategic focus and to better position the Company to serve customers and meet the competition. The Company offers services and operates under the names "Ameritech" and "Ameritech Indiana", pursuant to assumed name filings with the state of Indiana.

Operations Under Line-of-Business Restrictions

   Until a new telecommunications law came into effect in February 1996, the operations of Ameritech and its subsidiaries were subject to the requirements of a consent decree entitled "Modification of Final Judgment" (Consent Decree) approved by the United States District Court for the District of Columbia (Court) in August 1982. The Consent Decree arose out of antitrust litigation brought by the Department of Justice (DOJ) and required AT&T Corp. (AT&T), formerly named American Telephone and Telegraph Company, to divest those assets relating to exchange telecommunications, exchange access functions, printed directories and cellular communications. The Consent Decree, together with the Court-approved Plan of Reorganization (Plan), outlined the method of divestiture and established restrictions on the post-divestiture activities of the seven regional holding companies (RHCs), including Ameritech, formed to receive AT&T's divested assets. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline communications subsidiaries, as well as a cellular communications company.

   The Consent Decree, as originally approved, prohibited the RHCs from providing long distance communications services or information services, manufacturing telecommunications equipment, or providing any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the RHCs to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

   Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business upon a showing to the Court that there was no substantial possibility that the company could use its monopoly power to impede competition in the market it sought to enter. In decisions handed down in September 1987 and March 1988, the Court continued prohibitions relating to equipment manufacturing and long distance services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses. In July 1991, the Court lifted the information services ban, but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the RHCs to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

   In April 1995, the Court opened the long distance market to the RHCs, allowing them to offer long distance cellular and other wireless services on the condition that they demonstrate measurable competition in their own markets. The ruling allowed the RHCs to resell long distance services provided by long distance carriers and handle all marketing, billing and discounts, but imposed a number of conditions which were recently superseded by the Telecommunications Act of 1996 (the 1996 Act).

   On February 8, 1996, the first comprehensive overhaul of telecommunications legislation in 62 years was signed into law, removing barriers that had prevented the phone, cable TV and broadcast industries from entering each others businesses. The 1996 Act addresses various aspects of competition within, and regulation of, the communications industry. Among other things, the new law defines the conditions under which the Company may offer long distance service and provides certain mechanisms intended to facilitate local exchange competition. The new law removes the Consent Decree, lifting many prohibitions imposed by the Court, and gives the FCC responsibility for making a host of new rules governing telephone service. One rule-making function of the FCC is to determine when the local exchange carriers (LECs) have met a 14-step competition test that will allow them to offer long distance service to their local customers. For the RHCs, immediate relief under the new law includes permission to provide cellular long distance, in and out of region, out of region long distance and certain other incidental long distance services. The 1996 Act eliminates any barriers to companies wishing to compete against providers of local phone service.

   The Company furnishes a wide variety of advanced communications services, including local exchange and toll service, network access and communications products, in an operating area comprised of 7 Local Access and Transport Areas (LATAs) in Indiana. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which the Company may provide telephone service. The Company provides two basic types of communications services. First, it transports communications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). Second, it provides exchange access service, which links a subscriber's telephone or other equipment to the network of transmission facilities of long distance carriers, which in turn provide communications service between LATAs (interLATA, or long distance, service).

   About 64% of the population and 28% of the area of Indiana is served by the Company. The remainder of the state is served by nonaffiliated telephone companies. Fort Wayne and Terre Haute are the only cities of over 50,000 population in the State in which local service is provided by another telephone company.

   The Company provides directory assistance, local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls, and offers such digital network services as voice-mail, on-line database access and fax messaging, document sharing functions, and video-conferencing for desktop computers. The Company also provides billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers, some of which began billing their own customers in 1996. It is not possible for the Company to estimate the impact of this change on future billing and collection revenues due to the uncertainty as to the number of customers affected, the timing of the billing changeovers and the degree of acceptance by customers.

   The following table sets forth the number of access lines served by the Company at the end of each of the last five years:

                                               1995   1994   1993   1992   1991
                                               -----  -----  -----  -----  -----

Access lines in service (in thousands).......  2,018  1,924  1,855  1,770  1,711
% increase over prior year...................    4.9    3.7    4.8    3.4    2.5

   The Company had an agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services, under which API published and distributed classified directories under a license from the Company and provided services to the Company relating to both classified and alphabetical directories. API paid license fees to the Company under the agreement. That agreement terminated effective December 31, 1995. The Company has entered into a subsequent agreement with API for 1996 under which the Company furnishes to API certain services and data to be used by API in publishing and distributing classified and alphabetical directories. In exchange, the Company will receive compensation for the services and data.

   Ameritech Services, Inc. (ASI) is a company jointly owned by the Company and the other Ameritech landline communications subsidiaries. ASI provides to those companies human resources, technical, marketing, regulatory planning, and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the Ameritech landline communications subsidiaries and integrated communications and information systems for all the business units.

   In 1995, about 87% of the total operating revenues of the Company were from communications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 72% of the revenues from communications services were attributable to intrastate operations.

Long Distance Services

   When Ameritech first unveiled its Customers First plan in 1993, becoming the first company in the U.S. communications industry to voluntarily offer to open its local network to competitors, it sought regionwide freedom to compete in both its existing businesses and long distance services. In exchange, to facilitate competition in the local exchange business, Ameritech would allow other service providers to purchase components of its network and to repackage them with their own services for resale. Ameritech proposed to change the way local communications services are provided and regulated and to furnish a policy framework for advanced universal access to modern communications services -- voice, data and video information. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for long distance service. In 1995, Ameritech sought permission to enter the interLATA market on a trial basis only, in order to demonstrate conclusively the substantial customer and economic benefits of full competition.

   Much of the detailed language of the 1996 Act was based on Ameritech's plan. Under the 1996 Act, the Company must comply with a checklist to ensure competition before it can offer long distance service to its local landline customers. The FCC will determine whether or not a local service provider's entry into the long distance market serves the public interest. An RHC is restricted from providing long distance service until a competitor provides local phone service to its residential and business customers. The FCC will have to give substantial weight to DOJ recommendations in reviewing a company's entry into the market. In preparation, the Company is currently pursuing local network resale agreements with companies planning to offer local exchange service in 1996.

   The new Act allows Ameritech and the other RHCs to provide long distance service immediately to their cellular customers, regardless of location. Ameritech is currently offering long distance service to its cellular customers in Illinois, northwest Indiana, Ohio, Wisconsin, Michigan and Missouri.

Regulatory Environment -- Federal

   The Company is subject to the jurisdiction of the FCC with respect to interstate services. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services and the principles and standard procedures (separations procedures) used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

   Access Services

   The Company provides access services that allow long distance carriers and other companies to originate and terminate interstate and intrastate communications services using the facilities of the Company. Access charges, which recover the Company's costs associated with such facilities, consist primarily of three types: common line, traffic sensitive and trunking.

   Common line charges are recovered through separate charges applied to end users (monthly subscriber line charges) and long distance carriers. The FCC has authorized subscriber line charges of up to $3.50 per access line per month for residential and single line business customers and up to $6.00 per access line per month for multiple line business customers. The remaining portion of the interstate common line revenue requirement is recovered by means of usage-based long distance carrier common line charges.

   Traffic sensitive charges are usage-based charges billed to long distance carriers which are associated with central office switching facilities used in the provision of access services and cable and wire facilities that connect customers through common facilities from the Company's end office where switching occurs to the serving wire center where access is provided.

   Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic through dedicated facilities from the Company's end office where switching occurs to the serving wire center (including the entrance facilities to the long distance carrier) where access is provided. Trunking services associated with special access handle the transmission of interstate private line services using dedicated facilities between any two customer-designated premises or between a customer-dedicated premises and a Company end office where multiplexing, the transmission of two or more signals over a single channel, occurs. Trunking charges are fixed monthly charges per access line which in certain cases involve a distance element associated with the dedicated facilities used to provide the trunking service.

   In 1994, the FCC initiated its review of interstate price cap regulation initially adopted effective January 1, 1991. The FCC's price cap regulatory scheme sets maximum limits on the prices that LECs, including the Company, can charge for access services. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. LECs under price caps have increased flexibility to change prices of existing services within the common line, traffic sensitive and trunking access revenue categories, as well as for interexchange (interstate intraLATA) and video dial tone service offerings.

   In March 1995, the FCC adopted changes to its price cap plan to be effective August 1, 1995. The new rules include changes to the measure of inflation, the introduction of new productivity factor options and changes in the definition of other costs which may be included in the price cap formula. Under the new rules, LECs can annually elect one of three productivity factors: 4.0%, 4.7% or 5.3%. Ameritech's election of the 5.3% productivity factor allowed the Company to retain all of its earnings, whereas election of a lower factor would require earnings to be shared with customers. Concurrently, Ameritech filed a waiver request with the FCC to make an additional downward adjustment of its indices to apply the 5.3% productivity factor retroactively to January 1, 1995.

Regulatory Environment -- State

   The Company is also subject to regulation by the Indiana Utility Regulatory Commission (IURC) with respect to certain intrastate rates and services and other matters.

   In 1994, the IURC approved the Company's Opportunity Indiana plan. Under the plan, market based pricing and flexibility has been instituted for competitive services, including Centrex, dedicated communications services, 800, WATS, operator services and business intraLATA toll service. Monthly rates for basic local residential service will decrease by $2.21 over two years and remain capped until 1998. Charges for Touch-Tone service were eliminated, retroactive to May 1, 1994. IURC oversight of depreciation was suspended for the term of the plan. In addition, the Company will invest up to $120 million in infrastructure over six years to extend advanced communications links to interested schools, hospitals and major government centers and will contribute another $30 million to the Corporation for Educational Communications, an unaffiliated, not-for-profit organization, which will provide grants to public and private schools in the Company's service area for equipment, software and training so the schools can take advantage of advanced network applications. Indiana is already a national leader in the use of distance learning to enhance education.

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

Competition

   The communications industry is undergoing significant changes. LECs, long distance service companies, cable TV companies, cellular service companies, computer companies and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services.

   Market convergence, already a reality, intensified in 1995. Regulatory, legislative and judicial decisions, and technological advances, as well as heightened customer interest in advanced communications services, have expanded the types of available communications services and products, as well as the number of companies offering such services.

   The primary competitors in the Company's business historically have been other access providers, cellular service providers and long distance companies. AT&T, MCI Communications Corp. and other long distance providers are ready to offer local phone service in various parts of Ameritech's five-state region. Companies, such as AT&T and McCaw Cellular Communications, Inc., have allied to form expanded cellular markets, creating the possibility of a wireless network with nationwide presence and brand-name recognition. Cable companies and long distance companies are joining to offer alternative wireless and landline local service. Today, many of the companies planning to provide local telephone service also have directory operations. Various communications groups, including almost all the nation's largest phone and cable companies hold licenses to offer personal communication services throughout the U.S. Increased competition in the local exchange service business, as well as the technological innovations rapidly spawned by that business, will further intensify competition. Much of it will come from companies with substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

   Regulatory reform continues to be one of the most significant issues facing the communications industry today. The Company believes that relief from excessive regulation will benefit customers and ultimately shareowners by enabling the Company to compete effectively and meet customers' expanding needs. The Company is seeking relief before the regulatory agencies from the restraints, laws and regulations that impose restrictions on its current business and curtail its future business offerings.

   The 1996 Act will radically alter the U.S. communications business and enhance the Ameritech landline communication subsidiaries' ability to compete. Passage of the new law broadly opens up the communications industry to competition and allows cable TV, local phone companies and long distance carriers into each others businesses, removing the formal barriers between businesses and reshaping the information industry.

   The Company's competitive strategy includes positioning itself to take advantage of future opportunities by streamlining its processes to continue to contribute to Ameritech's standing as the most efficient of the RHCs.

Patents, Trademarks and Licenses

   The Company, through its parent, Ameritech, has rights to use various patents, copyrights, trademarks and other intellectual property which are necessary for it to conduct its present business operations. It is not anticipated that any such intellectual property will be subject to expiration or nonrenewal of rights which would materially and adversely affect the Company.

Employee Relations

   As of December 31, 1995, the Company employed 4,188 persons, a decrease from 4,398 at December 31, 1994. By year end 1995, approximately 1,344 nonmanagement employees had resigned or retired in response to an early retirement offer announced in 1994 (approximately 249 employees left in 1995). Under terms of agreements between the Company, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who left the business during a designated period ending with contract expiration, a period extended during contract negotiations to the end of the third quarter of 1995. Staff additions partially offset these departures. New employees were added to ensure high quality customer service and to meet special skill requirements. In 1996, as a result of a planned consolidation of data centers and other reductions, more employees will leave the Company.

   In September 1995, members of the CWA and IBEW ratified new three-year contracts with Ameritech. The new contract wage increases were retroactive to the expiration dates of the prior contracts, June 25, 1995 for the IBEW and August 6, 1995 for the CWA. Both contracts address wages, benefits, pensions, employment security, child and family care, training and retraining and other conditions of employment. Base wages were increased approximately 10.9% (compounded at the maximum wage rate) over the next three years. In addition, all eligible employees received a lump sum bonus of $500. The new contracts will expire on June 27, 1998, for the IBEW and August 8, 1998, for the CWA.

   Most of the Company's employees (approximately 85%) are represented by unions.

Item 2.  Properties.

   The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1995, the Company's investment in property, plant and equipment consisted of the following:

     Land and buildings...............................................    9%
     Central office equipment.........................................   37
     Cable, wiring and conduit........................................   45
     Other............................................................    8
     Under construction...............................................    1
                                                                        ---
                                                                        100%

   Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings are principally central offices. Cable, wiring and conduit constitute outside plant, and includes poles as well as cable, conduit and wiring primarily on or under public roads, highways or streets or on or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company and situated on property it owns.
Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.

Capital Investment Plans

   Capital expenditures, the single largest use of Company funds, were as follows for the last five years (in millions):

     1991.............................................................  $196
     1992.............................................................   202
     1993.............................................................   163
     1994.............................................................   140
     1995.............................................................   154

   The Company has been making and expects to continue to make large capital expenditures to respond to the market's demand for a modern, efficient and productive network. The total investment in property, plant and equipment increased from about $2.8 billion at December 31, 1990, to about $3.1 billion at December 31, 1995, after giving effect to retirements but before deducting accumulated depreciation at either date.

   Capital expenditures are expected to be about $167 million in 1996.

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

   In January 1995, Ameritech and the other RHCs agreed to terminate the sharing arrangement among the Bell Companies with respect to pre-divestiture contingent liabilities for certain matters. AT&T did not enter into the agreement and, accordingly, the sharing arrangement remains in effect with respect to AT&T's pre-divestiture liabilities and AT&T's share of Bell Company pre-divestiture liabilities.

Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the foregoing actions would not be material in amount to the Company.

                                    PART II

Item 6.  Selected Financial and Operating Data.

                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                     Selected Financial and Operating Data
                             (Dollars in Millions)

                                                      1995        1994       1993       1992       1991
                                                      ----        ----       ----       ----       ----
Revenues
 Local service...................................  $  572.1    $  531.2   $  506.7   $  478.7   $  477.5
 Interstate network access.......................     242.9       243.2      230.6      221.3      215.2
 Intrastate network access.......................      89.8       103.6      107.6      100.3       96.3
 Long distance...................................     150.7       152.3      148.7      127.2      130.6
 Other...........................................     156.9       137.8      130.6      122.9      121.5
                                                   --------    --------   --------   --------   --------
Total............................................   1,212.4     1,168.1    1,124.2    1,050.4    1,041.1
Operating expenses*..............................     799.4       951.3      832.9      780.1      780.3
                                                   --------    --------   --------   --------   --------
Operating income.................................     413.0       216.8      291.3      270.3      260.8
Interest expense.................................      17.4        17.3       28.3       34.0       36.1
Other income, net................................      (2.1)       (4.8)      (5.7)      (5.4)      (1.9)
Income taxes.....................................     146.8        67.3       87.2       78.5       73.8
                                                   --------    --------   --------   --------   --------
Income before extraordinary items and
 cumulative effect of change in accounting
 principles......................................     250.9       137.0      181.5      163.2      152.8
Extraordinary items and cumulative effect of
 change in accounting principles**...............        --      (220.7)     (14.7)    (160.2)        --
                                                   --------    --------   --------   --------   --------
Net income (loss)................................  $  250.9    $  (83.7)  $  166.8   $    3.0   $  152.8
                                                   --------    --------   --------   --------   --------
Total assets.....................................  $1,558.2    $1,541.5   $1,987.5   $2,035.2   $2,044.6
Property, plant and equipment, net...............  $1,192.2    $1,227.6   $1,662.3   $1,715.5   $1,722.9
Capital expenditures, net........................  $  153.6    $  140.1   $  162.9   $  201.5   $  196.3
Long-term debt...................................  $   85.8    $   86.1   $   85.2   $  392.8   $  416.5
Debt ratio.......................................      27.3 %      34.1 %     31.8 %     32.8 %     33.6 %
Return on average equity.........................      39.3 %     (12.0)%     20.5 %      0.4 %     16.7 %
Return on average total capital..................      28.8 %      (5.8)%     15.7 %      2.8 %     13.3 %
Pretax interest coverage.........................      26.2        14.1       10.7        8.6        7.6
Customer lines -- at end of year (000's).........     2,018       1,924      1,855      1,770      1,711
Customer lines served by --
 Digital electronic offices......................      80.3 %      78.3 %     74.7 %     58.7 %     49.7 %
 Analog electronic offices.......................      19.7 %      21.7 %     35.3 %     41.3 %     50.3 %
Customer lines per employee......................       482         438        365        323        290
Employees -- at end of year......................     4,188       4,398      5,077      5,486      5,901
-------------------------

 * As discussed in Note E to the financial statements, 1995 operating expenses include a net work force restructuring credit of $36.9, while 1994 operating expenses include a nonmanagement work force restructuring charge of $93.5.

** The Company had a noncash after-tax extraordinary charge in 1994 of $220.7 as a result of discontinuing the application of FAS 71 (See Note D) and a charge of $14.7 in 1993 (See Note F) due to the early extinguishment of debt. The Company had accounting changes in 1992 for FAS 106 and FAS 112 aggregating $160.2.

Item 7. Management's Discussion and Analysis of Results of Operations. (Dollars in Millions)

   Following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1995 and for the year ended December 31, 1994, which is based on the Statements of Income and Reinvested Earnings. Other pertinent data are also given in the Selected Financial and Operating Data.

Results of Operations

   Revenues

   Total operating revenues were $1,212.4 for 1995 and $1,168.1 for 1994. The increase of $44.3 or 3.8% consisted of the following:

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Local service.....................   $572.1    $531.2      $40.9       7.7

   Local service revenues include basic monthly service fees and usage charges, fees for custom-calling features, public phone revenues and installation and connection charges. Local service rates have generally been regulated by the Indiana Utility Regulatory Commission (IURC). Through the Opportunity Indiana proceeding, price regulation of intrastate services was achieved in 1994. In exchange, the Company agreed to certain rate reductions which affected 1995 local service revenues by about $5.2, with additional intrastate network access rate reductions discussed below. All intrastate limits on earnings were removed.

   Local service revenues increased by $41.4 during 1995 due to higher network usage. Increased volumes were primarily attributed to growth in the number of customer lines increased, which increased 4.9% to 2,018,000 from 1,924,000 the previous year, as well as greater sales of call management services (e.g., Call Forwarding, Caller ID, etc.) and second line additions.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Network access
   Interstate........................   $242.9    $243.2     $ (0.3)     (0.1)
   Intrastate........................     89.8     103.6      (13.8)    (13.3)

   Network access revenues are fees charged to interexchange carriers, such as AT&T Corp. (AT&T) and MCI Communications Corp. (MCI), that use the local telecommunications network to provide long distance services to their customers. In addition, end users pay flat rate access fees to connect to the local network to obtain long distance service. These revenues are generated from both interstate and intrastate services.

   Interstate access revenues decreased as a result of net rate reductions of $11.8 largely offset by volume increases of $10.7 due to growth in customer lines, switched access minutes of use and special access circuits. Also partially offsetting the decrease were increased revenues of $2.3 due to lower National Exchange Carrier Association common line support payments. Minutes of use related to interstate calls increased 6.0% in 1995.

   As a result of the FCC's approval of the Company's request for price regulation without sharing of earnings, as previously discussed in Part I, the Company was required to reduce its annual access charges to long distance companies for local network connections by $11.8. The impact in 1995 was a reduction in interstate access revenues of $5.0.

   Intrastate access revenues decreased in 1995 primarily due to rate reductions of $22.5, primarily resulting from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Higher network usage resulted in additional revenues of $8.9 which partially offset these decreases. Minutes of use related to intrastate calls increased 14.2% in 1995. Scheduled rate reductions will affect 1996 revenues by about $13.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Long distance.....................    $150.7    $152.3     $(1.6)     (1.1)

   Long distance revenues are derived from customer calls to locations outside of the local calling area but within the same service area. The decrease in long distance service revenues in 1995 was primarily attributable to volume reductions of $3.1 partially offset by rate increases of $1.5.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Other............................     $156.9    $137.8      $19.1      13.9

   Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues is primarily due to an increase in revenues from customer premises equipment (CPE) sales and nonregulated services, such as voice message and Caller ID, of $15.9, as well as inside wire installation and maintenance services of $6.9, primarily from rate increases. Partially offsetting these increases was a decrease of $3.7 in billing and collection, rents and miscellaneous revenues. As discussed in Part I above, the Company has entered into a new agreement with Ameritech Publishing, Inc.(API), an Ameritech subsidiary, for the publishing and distribution of directories in 1996. As a result of this agreement, 1996 revenues from directory services will decrease by approximately $50.

   The Company provides billing and collection services for several companies, including billing for long distance services offered by certain long distance carriers, some of which began billing their own customers in 1996. It is not possible for the Company to estimate the impact of this change on future billing and collection revenues due to the uncertainty as to the number of customers affected, the timing of the billing changeovers and the degree of acceptance by customers. Accounts receivable and payable balances will be impacted in 1996 reflecting the reduction in accounts billed on behalf of the long distance carriers and purchased from them.

   Operating Expenses

   Total operating expenses in 1995 decreased by $151.9 or 16.0% percent to $799.4. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $36.9 ($23.1 after-tax) in 1995 related primarily to the net settlement gains from lump-sum pension payments to former employees, partially offset by fourth quarter charges for planned work force reductions due to data center consolidations, increased force costs related to the work force restructuring started in 1994 and a charge of $1.0 to write-down certain data processing equipment in connection with information technology restructuring. This compares with the 1994 charge of $93.5 ($58.0 after-tax) for work force restructuring.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Employee-related expenses.........    $216.7    $242.9     $(26.2)    (10.8)

   The decrease in employee-related expenses in 1995 was attributable primarily to the effect of work force reductions over the past year of $20.9, as well as reduced bonus accruals, overtime payments, payroll taxes, other benefits and related employee costs of $16.2. These decreases were partially offset by a decrease in pension credits of $7.5 and wage increases of $3.4.

   During September 1995, union agreements were ratified by the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers
(IBEW). The new contracts and wage increases were retroactive to June 25, 1995 for the IBEW and August 6, 1995 for the CWA. The contracts include basic wage increases of 10.9% (compounded at the maximum wage rate) over three years. In addition, the contracts provided for a signing bonus of $500 to eligible employees upon ratification. In addition, union employees will receive their annual bonus in the form of Ameritech stock instead of cash beginning with the bonus for 1995 and continuing for the remaining three years of the labor contracts. Both contracts address wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 85 percent of total employees) is represented by the two unions.

   There were 4,188 employees at December 31, 1995, compared with 4,398 at December 31, 1994. Work force restructuring at the Company resulted in a decrease of 249 employees since December 31, 1994. See also the discussion of restructuring (credits) charges below.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Depreciation and amortization.....    $189.7    $210.1     $(20.4)     (9.7)

   The decrease in depreciation and amortization expense in 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with discontinuing the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the increase in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71. See Note D for further details.

                                                            Increase    Percent
                                         1995      1994    (Decrease)    Change
                                         ----      ----    ----------   -------
   Other operating expenses..........    $387.1    $358.7      $28.4       7.9

   The increase in other operating expenses in 1995 was primarily attributable to higher affiliated services expenses of $23.3, resulting from increased project billings from Ameritech Services, Inc. (ASI). Advertising, cost of sales and bad debt expenses increased $11.1 as a result of increased marketing and sales efforts. These increases were offset by a net decrease of $10.3 in expenses for access charges, as a result of renegotiated contracts, switching system software charges, contract and professional services, and other expenses as compared to the prior year.

                                                                        Percent
                                         1995      1994    Change        Change
                                         ----      ----    -------      -------
   Restructuring (credits) charges...    $(36.9)    $93.5    $(130.4)      n/a

   The Company announced in March 1994 that it intended to significantly reduce its nonmanagement work force by the end of 1995. Reduction of the work force resulted from the implementation of technology improvements, consolidations and initiatives to balance the cost structure in the core business with emerging competition. The nonmanagement work force was reduced by 1,344 employees. New employees were added during these periods with different skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities. Pretax charges totaling $93.5 ($58.0 after-tax) related to the work force reductions were recorded in 1994. Noncash settlement gains of $32.5 were recorded in 1995, associated primarily with lump-sum pension payments to former employees, and accrual adjustments were made that reduced gross program costs by $7.3, partially offset by $1.9 associated with increased force costs related to the restructuring, as well as a $1.0 charge that was recorded to write down certain data processing equipment to net realizable value.

   The restructuring program was recorded by quarter as follows:


                                      Gross                   Net Program Cost
                                     Program     Settlement   ----------------
                                       Cost         Gains    Pretax   After-tax
                                      ------        -----    ------   ---------
   1995
   ----
    First Quarter...................    $ (5.8)     $ (30.7)   $(36.5)     $(22.9)
    Second Quarter..................        --           --        --          --
    Third Quarter...................      (1.5)        (1.2)     (2.7)       (1.7)
    Fourth Quarter..................       2.9         (0.6)      2.3         1.5
                                        ------        -----    ------   ---------
        1995 Total..................    $ (4.4)     $ (32.5)   $(36.9)     $(23.1)
                                        ------      -------    ------   ---------

   1994
   ----
    First Quarter...................    $ 68.9      $    --    $ 68.9      $ 42.8
    Second Quarter..................        --           --        --          --
    Third Quarter...................      51.5        (15.5)     36.0        22.4
    Fourth Quarter..................      16.0        (27.4)    (11.4)       (7.2)
                                        ------        -----    ------   ---------
        1994 Total..................    $136.4      $ (42.9)   $ 93.5      $ 58.0
                                        ------      -------    ------   ---------

   Program Total....................    $132.0      $ (75.4)   $ 56.6      $ 34.9
                                        ======      =======    ======   =========

   Actual employee reductions by quarter in 1994 were: 220 in the second quarter, 271 in the third quarter and 604 in the fourth quarter or 1,095 in total. Employee reductions in 1995 aggregated 249 as follows: 46 in the first quarter, 66 in the second quarter and 137 in the third quarter. See also the discussion of employee-related expenses above. Additional employees are expected to leave the Company in 1996 as a result of the consolidation of data centers and additional work force reductions previously discussed. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $26.3) were met as prescribed by the applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

   The work force restructuring program reduced annual employee-related costs by approximately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees as discussed above.

                                                            Increase    Percent
                                         1995      1994    (Decrease)   Change
                                         ----      ----    ----------   -------
   Taxes other than income taxes........ $42.8     $46.1      $(3.3)     (7.2)

   The decrease in taxes other than income taxes is primarily attributable to lower property taxes and gross receipts taxes.

   Other Income and Expenses

                                                            Increase    Percent
                                         1995      1994    (Decrease)   Change
                                         ----      ----    ----------   -------
   Interest expense...................... $17.4     $17.3       $0.1       0.6

   The increase in interest expense in 1995 resulted from higher interest on borrowings from the Ameritech short-term funding pool resulting from higher interest rates, offset by lower average debt balances. (See Note A).

                                                            Change
                                                           (Income)     Percent
                                         1995      1994    Expense      Change
                                         ----      ----    ----------   -------
   Other income, net................... $(2.1)    $(4.8)      $2.7       (56.3)

   Other income, net includes earnings related to the Company's investments, interest income and other nonoperating items. Other income in 1995 decreased primarily because the Company's share of equity earnings from ASI decreased.

                                                            Increase    Percent
                                        1995       1994    (Decrease)   Change
                                        ----       ----    ----------   -------
   Income taxes......................  $146.8     $67.3       $79.5      118.1

   The increase in income taxes in 1995 was primarily attributable to the previously discussed increases in pretax income.

Extraordinary Item -- FAS 71

   As described in Note D to the financial statements, the Company discontinued FAS 71 in the fourth quarter of 1994, after determining that it no longer met the criteria for following FAS 71. The factors that gave rise to this decision were changes in the manner in which the Company is regulated and the heightened competitive environment. The accounting impact to the Company was an extraordinary noncash after-tax charge of $220.7.

   As a result of the discontinuation of applying FAS 71, 1995 depreciation expense decreased due to the cessation of depreciation on analog switches. Depreciation expense in 1996 and beyond will likely be higher as the effects of shorter lives intensifies at the Company.

   Additional financial statement impacts occurred as a result of no longer following FAS 71. Specifically, the effective income tax rate increased in 1995 as a result of the elimination of excess deferred tax balances previously amortized as a reduction to tax expense over the lives of the related assets.

Other Matters

   Competition.

   The communications industry is undergoing significant changes. LECs, such as the Company, and long distance service companies, cable TV companies, cellular service providers, computer companies and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. Regulatory, legislative and judicial decisions, and technological advances, as well as heightened customer interest in advanced communications services, have expanded the types of available communications services and products, as well as the number of companies offering such services.

   The primary competitors of the Company historically have been other access providers, cellular service providers and long distance companies. Today, as the Company prepares to open its local market to competition, AT&T, MCI and other long distance providers are ready to offer local phone service in various parts of Ameritech's five state region, including Chicago. Companies, such as AT&T with its acquisition of McCaw Cellular, have allied to form expanded cellular markets, creating the possibility of a wireless network with nationwide presence and brand-name recognition. Cable companies and long distance companies are joining to offer alternative wireless and landline local service. Today, many of the companies planning to provide local telephone service also have directory operations. Various communications groups, including almost all of the nation's largest phone and cable companies, hold licenses to offer personal communication services throughout the U.S. Increased competition in the local exchange service business, as well as the technological innovations rapidly spawned by that business, will further intensify competition in the directory business.

   Regulatory reform continues to be one of the most significant issues facing the communications industry today. The Company believes that continued relief from regulation will benefit customers and ultimately shareowners by enabling the Company to compete effectively and meet customers' expanding needs. Ameritech is seeking relief before regulatory agencies from the restraints, laws and regulations that impose restrictions on its current business and curtail its future business offerings.

   The Company's competitive strategy includes positioning itself to take advantage of future opportunities by streamlining its processes to continue its efficiency gains. In 1995, Ameritech realigned its business units into three sectors to sharpen its strategic focus and better serve the needs of its customers.

   On the national level, the Telecommunications Act of 1996 was signed into law by the President on February 8, 1996. This legislation defines the conditions under which Ameritech will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives Ameritech an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use the Company's network facilities.

   As the communications industry expands and converges, Ameritech is positioned to compete aggressively in new and existing markets, all of which are expanding at rates far in excess of historical levels. Ameritech plans to maintain aggressive revenue growth rates and productivity increases as it faces formidable competition in these markets.

Regulatory Environment

   On July 18, 1995, FCC approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995, resulting in a reduction in prices that the Company charges long distance companies for local connections. These price reductions resulted in a decrease in 1995 interstate access revenues as discussed above. Also see Regulatory Environment--Federal in
Part I.

   Opportunity Indiana

   In June 1994, the IURC approved an alternative regulation proposal -- Opportunity Indiana -- that eliminated rate of return regulation and replaced it with price regulation. See Regulatory Environment -- State in Part I for a more complete discussion.

Item 8.  Financial Statements and Supplementary Data.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowner of Indiana Bell Telephone Company, Incorporated

   We have audited the accompanying balance sheets of Indiana Bell Telephone Company, Incorporated (an Indiana Corporation) as of December 31, 1995 and 1994, and the related statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Bell Telephone Company, Incorporated as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

   As discussed in Note D to the financial statements, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1994.

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

Chicago, Illinois
January 17, 1996

                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                 STATEMENTS OF INCOME AND REINVESTED EARNINGS
                             (Dollars in Millions)

                                                   Year Ended December 31,
                                                  --------------------------
                                                  1995       1994       1993
                                                  ----       ----       ----
Revenues.....................................   $1,212.4   $1,168.1   $1,124.2
                                                --------   --------   --------
Operating expenses
  Employee-related expenses..................      216.7      242.9      245.1
  Depreciation and amortization..............      189.7      210.1      215.6
  Other operating expenses...................      387.1      358.7      327.4
  Restructuring (credits) charges............      (36.9)      93.5        --
  Taxes other than income taxes..............       42.8       46.1       44.8
                                                --------   --------   --------
                                                   799.4      951.3      832.9
                                                --------   --------   --------
Operating income.............................      413.0      216.8      291.3
Interest expense.............................       17.4       17.3       28.3
Other income, net............................       (2.1)      (4.8)      (5.7)
                                                --------   --------   --------
Income before income taxes and extraordinary
  items......................................      397.7      204.3      268.7
Income taxes.................................      146.8       67.3       87.2
                                                --------   --------   --------
Income before extraordinary items............      250.9      137.0      181.5
Extraordinary items..........................        --      (220.7)     (14.7)
                                                --------   --------   --------
Net income (loss)............................      250.9      (83.7)     166.8
Reinvested earnings, beginning of year.......       30.2      250.8      239.8
Less, dividends..............................      214.7      136.9      155.8
                                                --------   --------   --------
Reinvested earnings, end of year.............   $   66.4   $   30.2   $  250.8
                                                ========   ========   ========

The accompanying notes are an integral part of the financial statements.

                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                                BALANCE SHEETS
                             (Dollars in Millions)


                                                                                As of December 31,
                                                                               --------------------
                                                                                  1995      1994
                                                                                  ----      ----
Assets
Current assets
  Cash and temporary cash investments.......................................      $    0.1  $    0.5
  Receivables, net
    Customers and agents (less allowance for uncollectibles
      of $2.9 and $7.8, respectively).......................................         214.9     186.5
  Ameritech and affiliates..................................................          17.1      15.5
  Other.....................................................................           8.1      12.7
  Material and supplies.....................................................           4.3       4.2
  Prepaid and other.........................................................          11.2      19.2
                                                                                  --------  --------
                                                                                     255.7     238.6
                                                                                  --------  --------
Property, plant and equipment
  In service................................................................       3,069.9   2,975.9
  Under construction........................................................          15.1      24.2
                                                                                  --------  --------
                                                                                   3,085.0   3,000.1
  Less, accumulated depreciation............................................       1,892.8   1,772.5
                                                                                  --------  --------
                                                                                   1,192.2   1,227.6
                                                                                  --------  --------
Investments, principally in affiliates......................................          37.5      40.1
Other assets and deferred charges...........................................          72.8      35.2
                                                                                  --------  --------
Total assets................................................................      $1,558.2  $1,541.5
                                                                                  ========  ========
Liabilities and Shareowner's Equity
Current liabilities
  Debt maturing within one year
    Ameritech...............................................................      $  150.6  $  222.0
    Other...................................................................           0.3       0.3
  Accounts payable
  Ameritech Services, Inc. (ASI)............................................          56.8      71.7
  Ameritech and affiliates..................................................          11.8      12.9
  Other.....................................................................          68.3      61.8
  Other current liabilities.................................................         162.5     141.2
                                                                                  --------  --------
                                                                                     450.3     509.9
                                                                                  --------  --------
Long-term debt..............................................................          85.8      86.1
                                                                                  --------  --------
Deferred credits and other long-term liabilities
  Accumulated deferred income taxes.........................................          46.2      24.9
  Unamortized investment tax credits........................................          21.8      27.2
  Postretirement benefits other than pensions...............................         269.2     270.0
  Long-term payable to ASI..................................................           8.3       8.8
  Other.....................................................................          45.2      19.4
                                                                                  --------  --------
                                                                                     390.7     350.3
                                                                                  --------  --------
Shareowner's equity
  Common stock ($40 par value; 15,000,000 shares
    authorized; 13,490,876 issued and outstanding)..........................         539.6     539.6
  Proceeds in excess of par value...........................................          25.4      25.4
  Reinvested earnings.......................................................          66.4      30.2
                                                                                  --------  --------
                                                                                     631.4     595.2
                                                                                  --------  --------
Total liabilities and shareowner's equity...................................      $1,558.2  $1,541.5
                                                                                  ========  ========


The accompanying notes are an integral part of the financial statements.

                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                           STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                                    1995       1994       1993
                                                                                    ----       ----       ----
Cash Flows from Operating Activities:
 Net income (loss)..........................................................      $ 250.9   $ (83.7)  $ 166.8
 Adjustments to net income (loss)
 Extraordinary item, net of tax.............................................           --     220.7      14.7
 Restructuring (credits) charges, net of tax................................        (23.1)     58.0        --
 Depreciation and amortization..............................................        189.7     210.1     215.6
 Deferred income taxes, net.................................................         10.8       9.5     (14.4)
 Investment tax credits, net................................................         (5.4)     (5.2)     (6.7)
 Capitalized interest.......................................................         (0.6)     (0.7)     (0.7)
 Provision for uncollectibles...............................................         13.0      11.7       7.6
 Change in accounts receivable..............................................        (38.4)    (39.3)    (25.7)
 Change in material and supplies............................................         (2.9)      0.5       1.2
 Change in certain other current assets.....................................          8.0      (6.5)      1.3
 Change in accounts payable.................................................         (9.5)     58.1     (16.0)
 Change in certain other current liabilities................................        (35.1)    (60.0)     17.1
 Change in certain noncurrent assets and liabilities........................         23.8     (19.4)    (13.1)
 Costs of refinancing long-term debt........................................           --      (8.8)     (2.9)
 Other......................................................................         (4.8)      7.1     (10.4)
                                                                                  -------   -------   -------
Net cash from operating activities..........................................        376.4     352.1     334.4
                                                                                  -------   -------   -------
Cash Flows from Investing Activities:
 Capital expenditures, net..................................................       (153.0)   (139.4)   (162.2)
   Proceeds from disposals of property plant and equipment..................          0.2       4.0       2.0
 Other investing activities, net............................................          3.8      (7.8)     (3.0)
                                                                                  -------   -------   -------
Net cash from investing activities..........................................       (149.0)   (143.2)   (163.2)
                                                                                  -------   -------   -------
Cash Flows from Financing Activities:
 Intercompany financing, net................................................        (71.4)    147.0      75.0
 Issuances of long-term debt................................................           --       0.9        --
 Retirements of long-term debt..............................................         (0.3)   (220.0)   (100.0)
 Dividend payments..........................................................       (156.1)   (136.9)   (155.8)
                                                                                  -------   -------   -------
Net cash from financing activities..........................................       (227.8)   (209.0)   (180.8)
                                                                                  -------   -------   -------
Net decrease in cash and temporary cash investments.........................         (0.4)     (0.1)     (9.6)
Cash and temporary cash investments, beginning of year......................          0.5       0.6      10.2
                                                                                  -------   -------   -------
Cash and temporary cash investments, end of year............................      $   0.1   $   0.5   $   0.6
                                                                                  =======   =======   =======

The accompanying notes are an integral part of the financial statements.

                 INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Millions)

A. Significant Accounting Policies

   Nature of Operations -- Indiana Bell Telephone Company, Incorporated (the Company) is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is the parent of the Company, Illinois Bell Telephone Company, Michigan Bell Telephone Company, The Ohio Bell Telephone Company, and Wisconsin Bell, Inc. (referred to collectively as the "Ameritech landline communications subsidiaries"). The Company provides a wide variety of communications services, including local exchange and toll service, network access and telecommunications products in Indiana.

   See discussion of Competition in Other Matters in Management's Discussion and Analysis of Results of Operations.

   Basis of Accounting -- The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). The financial statements include the accounts of the Company. In the fourth quarter of 1994, the Company discontinued following accounting prescribed by Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation." (See Note D).

   Use of Estimates -- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Transactions with Affiliates -- The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

   1. Ameritech Services, Inc. (ASI) -- ASI, an Ameritech-controlled affiliate, in which the Company has 10% ownership, provides planning, development, management, procurement and support services to all of the Ameritech landline communications subsidiaries. The Company also provides certain services and facilities to ASI.

                                                                  1995    1994    1993
                                                                  ----    ----    ----
                   Purchases of materials and charges for
                     services from ASI.........................  $272.8  $265.7  $209.0
                   Recovery of costs for services provided to
                     ASI.......................................     7.3    12.3    12.3

   2. Ameritech (the Company's parent) -- Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                                                  1995    1994    1993
                                                                  ----    ----    ----

                   Charges incurred............................   $13.0   $12.6   $12.1

   3. Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech doing business as Ameritech Advertising Services -- The Company had an agreement with API under which API published and distributed classified directories under a license from the Company and provided services to the Company relating to both classified and alphabetical directories. API paid license fees to the Company under the agreement. That agreement terminated, effective December 31, 1995. The Company has entered into a subsequent agreement with API for 1996 under which the Company furnishes to API certain services and data to be used by API in publishing and distributing classified and alphabetical directories. In exchange, the Company will receive compensation for the services and data.


                                                                  1995    1994    1993
                                                                  ----    ----    ----
                   Fees paid to the Company by API.............   $50.5   $48.9   $47.8
                   Fees paid by the Company to API.............   $ 9.8   $ 9.0   $ 8.6

   4. Ameritech Information Systems, Inc. (AIS), a wholly owned subsidiary of Ameritech -- The Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                                                  1995    1994    1993
                                                                  ----    ----    ----
                   Charges incurred............................   $ 9.5   $ 5.1   $ 3.7

   5. Bell Communications Research, Inc. (Bellcore) -- Bellcore provides research and technical support to the Company. ASI has a one-seventh ownership interest in Bellcore and bills the Company for the costs.

                                                                  1995    1994    1993
                                                                  ----    ----    ----

                   Charges incurred............................   $10.0   $11.7   $13.0

   Property, Plant and Equipment -- Property, plant and equipment are stated at original cost. The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of property, plant and equipment with similar characteristics. As a result of the discontinuation of applying FAS 71 in the fourth quarter of 1994, the Company recognized shorter, more economically realistic lives and increased its accumulated depreciation balance by $361.2. (See Note D).

   The following is a summary of average lives (in years) before and after the discontinuation of FAS 71:

                  Asset Category                                        Before       After
                  --------------                                        ------       -----
                   Central office equipment
                    Digital switching...............................        17           7
                    Analog switching................................   up to 4    obsolete
                    Circuit accounts................................      8-12           7
                   Copper and fiber cable and wire facilities.......     20-32          15
                   All other........................................   various     various

   Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment in service is charged to accumulated depreciation. The cost of maintenance and repairs of plant is charged to expense.

   Investments -- The Company's investment in ASI (10% ownership and $26.5) is reflected in the financial statements using the equity method of accounting. All other investments are carried at cost. Derivative transactions are generally handled by Ameritech. The Company had no derivatives in 1995 or 1994.

   Material and Supplies -- Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost generally determined on an average cost basis.

   Income Taxes -- The Company is included in the federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993, the Company adopted FAS 109, "Accounting for Income Taxes." The accounting method is essentially a refinement of the liability method previously followed by the Company and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. The Company's provision for income taxes is determined effectively on a separate company basis.

   Deferred tax assets and liabilities are determined at the end of each period based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities, using the currently enacted statutory tax rates. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year.

   The Company uses the deferral method of accounting for the investment tax credit whereby credits realized are being amortized as reductions in tax expense over the life of the plant that gave rise to the credits.

   Temporary Cash Investments -- Temporary cash investments are stated at cost which approximates market. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

   Advertising Costs -- Advertising costs are charged to operations as incurred.

   Revenue Recognition -- The Company recognizes revenue as earned.

   Short-Term Financing Arrangement -- Ameritech provides short-term financing and cash management services to its subsidiaries, including the Company. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirement of its subsidiaries and invests short-term, excess funds on their behalf. (See Note F).

   The results of these efforts are as follows:
                                                                  1995    1994    1993
                                                                  ----    ----    ----
                   Interest charged to the Company by
                     Ameritech for financing...................   $11.0   $10.5   $ 1.0
                   Cash management interest income earned
                     by the Company............................   $  --   $  --   $ 0.4

   Reclassifications -- In 1994, the Company made certain reclassifications, which were applied retroactively, to its financial statements to correspond to financial reporting for unregulated enterprises.

B. Income Taxes

   The components of income tax expense follow:
                                                                                           1995      1994     1993
                                                                                           ----      ----     ----
Federal
  Current.............................................................................     $111.9   $ 91.4   $100.8
  Deferred, net.......................................................................       22.5    (25.2)   (14.9)
  Investment tax credits, net.........................................................       (5.4)    (5.2)    (6.7)
                                                                                           ------   ------   ------
Total.................................................................................      129.0     61.0     79.2
                                                                                           ------   ------   ------
State and Local
  Current.............................................................................       15.7      7.1      7.5
  Deferred, net.......................................................................        2.1     (0.8)     0.5
                                                                                           ------   ------   ------
Total.................................................................................       17.8      6.3      8.0
                                                                                           ------   ------   ------
Total income tax expense..............................................................     $146.8   $ 67.3   $ 87.2
                                                                                           ======   ======   ======

   Total income taxes paid were $124.3, $143.9 and $114.2 in 1995, 1994 and 1993, respectively.

   The following is a reconciliation between the statutory federal income tax rate for each of the past three years and the Company's effective tax rate:


                                                                                           1995      1994     1993
                                                                                           ----      ----     ----
Statutory federal income tax rate.....................................................       35.0%    35.0%    35.0%

 State income taxes, net of federal benefit...........................................        2.9      2.0      1.9

 Reduction in tax expense due to amortization of investment tax credits ..............       (0.9)    (2.6)    (2.5)

 Benefit of tax rate differential applied under FAS 71  applied to
  reversing temporary differences.....................................................         --     (2.3)    (2.2)

 Effect of adjusting deferred income tax balances due to tax law changes..............         --      --      (0.9)

 Other................................................................................       (0.1)     0.8      1.2
                                                                                            -----    -----    -----
Effective income tax rate.............................................................       36.9%    32.9%    32.5%
                                                                                            =====    =====    =====

   The statutory federal income tax rate was increased to 35% in 1993. Deferred income tax balances were adjusted to reflect the enacted tax rate. The result was a reduction in deferred income tax expense of $2.4, primarily from increasing the deferred tax asset associated with the adoption of FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

   As of December 31, 1995 and 1994 the components of long-term accumulated deferred income taxes were as follows:

                                                                         1995        1994
                                                                         ----        ----
                   Deferred tax assets
                     Postretirement and postemployment benefits....    $   94.4    $   98.6
                     Other.........................................         5.3        15.6
                                                                        -------     -------
                                                                           99.7       114.2
                                                                        -------     -------
                   Deferred tax liabilities
                     Accelerated depreciation......................       120.2       127.7
                     Prepaid pension cost..........................        18.7        11.4
                     Other.........................................         7.0          --
                                                                        -------     -------
                                                                          145.9       139.1
                                                                        -------     -------
                   Net deferred tax liability......................    $   46.2    $   24.9
                                                                       ========    ========

   Deferred income taxes in current assets and liabilities relate primarily to temporary differences resulting from vacation pay, bad debts and work force restructuring. The Company had immaterial valuation allowances against certain deferred tax assets as of December 31, 1995 and 1994.

C. Property, Plant and Equipment

   The components of property, plant and equipment are as follows:

                                                                         1995        1994
                                                                         ----        ----
                   Land...........................................     $   11.7    $   11.9
                   Buildings......................................        280.0       280.7
                   Central office equipment.......................      1,142.2     1,070.2
                   Cable, wiring and conduit......................      1,402.1     1,353.0
                   Other..........................................        233.9       260.1
                                                                        -------     -------
                                                                        3,069.9     2,975.9
                   Under construction.............................         15.1        24.2
                                                                        -------     -------
                                                                        3,085.0     3,000.1
                   Less, accumulated depreciation.................      1,892.8     1,772.5
                                                                        -------     -------
                                                                       $1,192.2    $1,227.6
                                                                       ========    ========

   Depreciation expense on property, plant and equipment was $187.6, $208.0 and $214.5 in 1995, 1994 and 1993, respectively.

D. Discontinuation of Regulatory Accounting -- FAS 71

   In the fourth quarter of 1994, having achieved price regulation and recognizing increased competition, the Company concluded that GAAP prescribed by FAS 71 was no longer appropriate.

   As a result of discontinuing the application of FAS 71, the Company recorded an extraordinary noncash after-tax charge of $220.7 in 1994. The following table is a summary of the extraordinary charge.

                                                                      Pretax  After-Tax
                                                                      ------  ----------
                   Increase to the accumulated depreciation
                     balance........................................  $361.2      $224.2
                   Elimination of other net regulatory assets.......     7.3         4.5
                   Tax-related net regulatory liabilities...........      --        (5.9)
                   Accelerated amortization of tax credits..........      --        (2.1)
                                                                      ------      ------
                                                                      $368.5      $220.7
                                                                      ======      ======

   The adjustment of $361.2 to net property, plant and equipment was necessary because estimated useful lives and depreciation methods historically prescribed by regulators did not keep pace with technological changes and differed significantly from those used by unregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance. The necessary adjustment was determined by a discounted cash flow analysis which considered technological changes, capital requirements, and estimated impacts of future competition. To corroborate this study, a depreciation reserve study was also performed that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes these levels developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process.

   When adjusting its net property, plant and equipment, the Company gave effect to shorter, more economically realistic lives, as previously outlined in Note A.

   The discontinuation of FAS 71 also required the Company to eliminate from its balance sheet the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets primarily related to certain deferred vacation pay, debt financing costs, and certain deferred assets.

   Additionally, at the time the Company discontinued the application of FAS 71, the income tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect application of FAS 109 consistent with other unregulated enterprises.

   As asset lives were shortened, the related unamortized investment tax credits deemed already earned were credited to income.

   The effects on the Company's financial statements going forward without FAS 71 are discussed in Management's Discussion and Analysis of Results of Operations.

E. Employee Benefit Plans

   Pension Plans -- Ameritech maintains noncontributory defined benefit pension plans covering substantially all employees and death benefit plans for nonmanagement employees. Pension credits are allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credits for the Ameritech plans:

                                                                 1995       1994       1993
                                                                -----       ----       ----
                   Pension credits.......................       $ (9.6)    $(17.1)    $ (9.5)
                                                                ======     ======     ======
                   Current year credits as a percent of
                     salaries and wages..................         (5.4)%     (9.2)%     (4.5)%
                                                                ======     ======     ======

   Pension credits were determined using the projected unit credit actuarial method. The resulting pension credits are primarily attributable to favorable investment performance and the funded status of the plans.

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

   The assets of the Ameritech plans consist principally of debt and equity securities, fixed income investments and real estate. As of December 31, 1995, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 6.9% and 7.2% as of December 31, 1995 and 1994, respectively). The assumed long-term rate of return on plan assets used in determining pension credits (or income) was 7.25% for 1995, 1994 and 1993. The assumed increase in future compensation, also used in the determination of the projected benefit obligation, was 4.5% in 1995 and 1994.

   Postretirement Benefits Other Than Pensions -- Ameritech sponsors health care and life insurance plans which provide noncontributory postretirement benefits to substantially all of its retirees and their dependents. Ameritech accrues the cost of postretirement benefits granted to employees as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of postretirement health care and life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method. Ameritech allocates its retiree health care costs on a per participant basis, whereas group life insurance is allocated based on compensation levels.

   Ameritech has provided for part of the cost of these plans by making contributions for health care benefits to voluntary employee benefit association trust funds (VEBAs) and maintains retirement funding accounts (RFAs) to provide life insurance benefits. Ameritech intends to continue to fund the nonmanagement VEBA. During 1993 the Ameritech utilized excess pension plan assets to help pay the nonmanagement retiree health care obligation. Funding of the management VEBA was suspended effective in 1994, primarily due to a tax rate increase from 31.0% to 39.6% on its investment income. The nonmanagement VEBA and the RFAs earn income without tax. Plan assets consist principally of corporate securities and bonds.

Certain disclosures are required as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated. However, the Company has been advised by Ameritech as to the following assumptions used in determining FAS 106 costs.

   As of December 31, 1995, the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 6.9% as of December 31, 1995 and 8.5% as of December 31, 1994. The assumed rate of increase in future compensation levels was 4.5% in 1995 and 1994. The expected long-term rate of return on plan assets was 7.25% in 1995, 1994 and 1993 on VEBAs, and 8.0% in 1995, 1994 and 1993 on RFAs. The assumed health care cost trend rate in 1995 was 8.8% and 9.2% in 1994, and is assumed to decrease gradually to 4.0% in 2007 and remain at that level. The assumed health care cost trend rate is 8.4% for 1996. The health care cost trend rate has significant effect on the amounts reported for costs each year as well as in the accumulated postretirement benefit obligation. Specifically, increasing the assumed health care cost trend rate by one percentage point in each year would have increased the 1995 annual expense by approximately 12.8%.

   Postretirement benefit cost under FAS 106 was $25.0 in 1995, $25.0 in 1994 and $23.5 in 1993.

   As of December 31, 1995, the Company had 5,462 retirees eligible to receive health care and group life insurance benefits.

   Work Force and Other Restructuring -- During March 1994, Ameritech announced a plan to reduce its existing nonmanagement work force. As of December 31, 1995, 1,344 employees have left the Company as a result of this restructuring. See additional discussion in Management's Discussion and Analysis of Results of Operations.

   As a result of this restructuring, a pretax charge of $93.5, or $58.0 after-tax, was recorded in 1994. In 1995, a credit of $36.9, or $23.1 after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments to former employees, net of additional restructuring charges of $2.9 recorded in the fourth quarter of 1995. The fourth quarter restructuring charges include $1.9 associated with increased force costs related to the restructuring started in 1994, as well as planned work force reductions due to consolidation of Ameritech's data centers and $1.0 recorded to write down certain data processing equipment to estimated net realizable value. The cumulative gross program cost through December 31, 1995 totaled $132.0, partially offset by settlement gains of $75.4 for an aggregate pretax net program cost of $56.6, or $34.9 after-tax.

   Management Work Force Reductions -- Effective January 1, 1995, management employees who are asked to leave the Company will receive a severance payment under the Management Separation Benefit Program. The Company accounts for this benefit in accordance with FAS 112, "Employers' Accounting for Postemployment Benefits," accruing the separation cost when incurred. 1995 activity under this program included 20 employees.

   During 1994, 81 management employees left the Company involuntarily. The net cost of these reductions, including termination benefits, settlement and curtailment gains from the pension plan, was a net credit to other operating expense of $2.7 in 1995 and $3.8 in 1994. The 1995 credit resulted from settlement gains from lump-sum pension payments to former employees.

   During 1993, 305 management employees left the Company through voluntary and involuntary programs. The net cost of these reductions, including termination benefits, settlement and curtailment gains from the pension plan, was a credit to other operating expense of $1.4.

   The involuntary plans are funded from Company operations and required cash payments of $0.5, $2.8 and $2.7 in 1995, 1994 and 1993, respectively.

F. Debt Maturing Within One Year

   Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following as of December 31:

                                                                       1995         1994
                                                                       ----         ----
                   Notes payable -- Ameritech........................  $150.6       $222.0
                   Long-term debt maturing within one year...........     0.3          0.3
                                                                       ------       ------
                   Total.............................................  $150.9       $222.3
                                                                       ======       ======
                   Weighted average interest rate of notes payable,
                   year-end..........................................     5.8%         5.7%
                                                                       ======       ======

   In December 1993, the Company called $90.0 of 8% debentures due in 2014 and $130.0 of 8 1/8% debentures due in 2017 using funds obtained from short-term borrowings. Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) in 1993 were $23.5 ($14.7 after-tax) and were classified as an extraordinary item on the Statements of income and reinvested earnings.

   During 1991, Ameritech consolidated the short-term financing of its subsidiaries at Ameritech Corporate. (See Note A -- Short-Term Financing Arrangement).

G. Long-Term Debt

   Long-term debt consists principally of debentures issued by the Company.

   The following table sets forth interest rates, scheduled maturities and other information on long-term debt outstanding at December 31:

                                                                            1995        1994
                                                                            ----        ----
           Forty year 4 3/8% debentures, due June 1, 2003..............      $20.0       $20.0
           Forty year 4 3/4% debentures, due October 1, 2005...........       25.0        25.0
           Forty year 5 1/2% debentures, due April 1, 2007.............       40.0        40.0
                                                                             -----       -----
                                                                              85.0        85.0
           Other.......................................................        0.8         1.1
                                                                             -----       -----
           Total.......................................................      $85.8       $86.1
                                                                             =====       =====

   The Company filed a registration statement with the Securities and Exchange Commission for issuance of up to $225.0 in unsecured debt securities for general corporate purposes. As of January 17, 1996, none of these securities had been issued.

H. Lease Commitments

   The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $6.9, $26.1 and $26.0 for 1995, 1994 and 1993 respectively. At December 31, 1995, the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

                       Years                                                Operating   Capital
                       -----                                                ---------   -------
                       1996 ...........................................      $ 0.2       $ 0.1
                       1997 ...........................................        0.2          --
                       1998 ...........................................        0.1          --
                       1999 ...........................................         --          --
                       2000 ...........................................         --          --
                       Thereafter .....................................         --          --
                                                                             -----       -----
                       Total minimum lease commitments ................      $ 0.5         0.1

                       Less: amount representing executory costs                            --
                             amount representing interest costs .......                     --
                                                                                         -----
                       Present value of minimum lease payments ........                  $ 0.1
                                                                                         =====

I. Financial Instruments

   The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1995 and 1994:

                                                                             1995
                                                                       -----------------
                                                                      Carrying     Fair
                                                                       Value       Value
                                                                      --------     -----

                   Cash and temporary cash investments.............    $  0.1     $  0.1
                   Debt............................................     237.7      231.4
                   Long-term payable to ASI
                    (for postretirement benefits)..................       8.3        8.3
                   Other assets....................................      14.3       14.3
                   Other liabilities...............................       6.4        6.4

                                                                             1994
                                                                       -----------------
                                                                      Carrying     Fair
                                                                       Value       Value
                                                                      --------     -----
                   Cash and temporary cash investments.............    $  0.5     $  0.5
                   Debt............................................     310.9      290.7
                   Long-term payable to ASI
                    (for postretirement benefits)..................       8.8        8.8
                   Other assets....................................      16.5       16.3
                   Other liabilities...............................       7.4        7.4

   The following methods and assumptions were used to estimate the fair value of financial instruments:

   Cash and temporary cash investments -- The carrying value approximates fair value because of the short-term maturity of these instruments.

   Debt -- The carrying amount (including accrued interest) of debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of long-term debt was estimated based on the year-end quoted market price for the same or similar issues.

   Other assets and liabilities -- These financial instruments consist primarily of other investments and customer deposits. The fair values of these items are based on expected cash flows or, if available, quoted market prices.

   Long-term payable to ASI (for postretirement benefits)   --  Carrying value
approximates fair value.


J. Additional Financial Information
                                                                          As of December 31,
                                                                          ------------------
                                                                             1995     1994
                                                                             ----     ----
Balance sheets
Other current liabilities:
 Accrued payroll........................................................     $  7.8   $  9.3
 Compensated absences...................................................       14.4     15.2
 Accrued taxes..........................................................       53.5     36.4
 Income taxes deferred one year.........................................      (28.2)   (31.4)
 Advance billings and customer deposits.................................       39.0     71.9
 Dividend payable.......................................................       58.6       --
 Accrued interest.......................................................        8.8      7.6
 Other..................................................................        8.6     32.2
                                                                             ------   ------
 Total..................................................................     $162.5   $141.2
                                                                             ======   ======
                                                                    1995     1994     1993
                                                                    ----     ----     ----
Statements of income
Capitalized interest............................................    $ (0.6)  $ (0.7)  $ (0.7)
Provision for uncollectibles....................................      13.0     11.7      7.6
Advertising.....................................................      15.6     11.9      9.6

   Interest paid, net of amounts capitalized, was $16.2, $22.3 and $29.8 in 1995, 1994 and 1993, respectively.

   Revenues from AT&T, consisting principally of interstate network access and billing and collection services revenues, comprised approximately 10%, 11% and 12% of total revenues in 1995, 1994 and 1993, respectively. No other customer accounted for more than 10% of total revenues.

K. Other Income, Net

   The components of other income, net are as follows:


                                                                    1995     1994     1993
                                                                    ----     ----     ----
Equity earnings of ASI..........................................    $ (3.6)  $ (5.0)  $ (3.8)
Other, net......................................................       1.5      0.2     (1.9)
                                                                    ------   ------   ------
Total...........................................................    $ (2.1)  $ (4.8)  $ (5.7)
                                                                    ======   ======   ======

L. Quarterly Financial Information (Unaudited)

                                                                                              Net
                                                                               Operating    Income
                                                                   Revenues     Income      (Loss)
                                                                   --------    ---------    ------
                 1995
                 ----
                   1st Quarter....................................   $  291.7     $121.5     $  73.6
                   2nd Quarter....................................      299.0       87.2        53.0
                   3rd Quarter....................................      306.0      102.3        62.6
                   4th Quarter....................................      315.7      102.0        61.7
                                                                     --------     ------     -------
                   Total..........................................   $1,212.4     $413.0     $ 250.9
                                                                     ========     ======     =======

                 1994
                 ----
                   1st Quarter....................................   $  293.0     $ 13.0     $   7.0
                   2nd Quarter....................................      289.7       77.3        49.6
                   3rd Quarter....................................      291.9       40.5        22.2
                   4th Quarter....................................      293.5       86.0      (162.5)
                                                                     --------     ------     -------
                   Total..........................................   $1,168.1     $216.8     $ (83.7)
                                                                     ========     ======     =======

   Total nonmanagement work force restructuring credits in 1995 were $36.9 or $23.1 after-tax as follows: $36.5 or $22.9 after-tax in the first quarter, $2.7 or $1.7 after-tax in the third quarter and a net charge of $2.3 or $1.5 after-tax in the fourth quarter. The fourth quarter restructuring charge includes costs related to the restructuring started in 1994 and charges relating to consolidation of Ameritech's data centers as discussed more fully in Note E.

   Total nonmanagement work force restructuring charges in 1994 were $93.5 or $58.0 after-tax as follows: $68.9 or $42.8 after-tax in the first quarter, $36.0 or $22.4 after-tax in the third quarter, and a net credit of $11.4 or $7.2 after-tax in the fourth quarter. The credit in the fourth quarter results from settlement gains. (See Note E above.) The fourth quarter of 1994 also includes a $220.7 noncash after-tax extraordinary charge related to the discontinuance of applying FAS 71, as discussed in Note D above.

   All adjustments necessary for a fair statement of results for each period have been included.

M. Calculation of Ratio of Earnings to Fixed Charges

   The ratio of earnings to fixed charges of the Company for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was 20.59, 8.65, 8.13, 7.13 and
6.29, respectively.

   For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense and extraordinary item, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement  Schedules, and Reports on Form 8-K.

(a)  Documents filed as part of the report:

     (1)  Financial Statements:
                                                                                                Page
                                                                                                ----
     Selected Financial and Operating Data....................................................   10

     Report of Independent Public Accountants.................................................   19

     Statements:

        Statements of Income and Reinvested Earnings..........................................   20
        Balance Sheets........................................................................   21
        Statements of Cash Flows..............................................................   22
        Notes to Financial Statements.........................................................   23

     (2)  Financial Statement Schedule:

          II  Valuation and Qualifying Accounts...............................................   40

   Financial statement schedules other than the one listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

     (3)  Exhibits

   Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
-------
  3a -- Articles of Incorporation of the Company as amended May 11, 1990
        (Exhibit 3a to Form 10-K for 1990, File No. 1-6746).

  3b -- By-laws of the Company as amended April 7, 1990 (Exhibit 3b to
        Form 10-K for 1990, File No. 1-6746).

   4 -- No instrument which defines the rights of holders of long and inter-mediate term debt of the Company is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the
        Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  10 -- Reorganization and Divestiture Agreement between American Telephone and
        Telegraph Company, American Information Technologies Corporation and
        Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for
        1983 for American Information Technologies Corporation, File No.
        1-8612).

  12 -- Computation of ratio of earnings to fixed charges for the five years ended December 31, 1995.

  23 -- Consent of Arthur Andersen LLP.

  27 -- Financial Data Schedule for the year ended December 31, 1995.

(b)  Reports on Form 8-K:

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

                                   INDIANA BELL TELEPHONE COMPANY, INCORPORATED

                                                  /s/ Laurie L. Streling
                                              _______________________________
                                                      (Laura L. Streling,
                                                          Comptroller,
                                                   State Finance Organization)

March 11, 1996

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:


     /s/ Kent A. Lebherz
----------------------------------------
        (Kent A. Lebherz,
           President)


Principal Financial and Accounting Officer:


     /s/ Laurie L. Streling
----------------------------------------
        (Laura L. Streling,
           Comptroller,
    State Finance Organization)


Ameritech Corporation:


     /s/ Barry K. Allen
----------------------------------------
        (Barry K. Allen,
     Senior Vice President,
Communications and Information Services)


The sole shareowner of the registrant, which has elected under the laws of Indiana to be managed by the shareowner rather than by a board of directors

March 11, 1996

                                           INDIANA BELL TELEPHONE COMPANY,  INCORPORATED
                                         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                                   ALLOWANCE FOR UNCOLLECTIBLES
                                                       (Dollars in Millions)

               COL. A          COL. B                   COL. C                       COL. D             COL. E
               ------          ------        ------------------------------          ------             ------
                                                      Additions
                                             ------------------------------
                              Balance
                                at            Charged            Charged                                Balance
                             Beginning           to              to Other                              at End of
Classification               of Period       Expense (a)       Accounts (b)       Deductions (c)         Period
--------------               ---------       -----------       ------------       --------------       ---------
Year 1995 ..................    $  7.8            $ 12.7             $ 34.7               $ 52.3          $  2.9
Year 1994 ..................       5.6              11.7               15.0                 24.5             7.8
Year 1993 ..................       3.1               7.6               20.7                 25.8             5.6
-----------------

(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings related to interexchange carrier receivables.

(b) Includes principally amounts related to the interexchange carrier receivables which are being billed by the Company and amounts previously written off which were credited directly to this account when recovered.

(c) Amounts written off as uncollectible.