Form 10-Q/A
period 1996-03-31
INDIANA BELL TELEPHONE CO INC
filed 1996-05-14
CIK 50178

               SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                           Form 10-Q/A

                       Amendment to Report

   Filed pursuant to Section 12, 13 or 15(d) of the Securities
                      Exchange Act of 1934

          Indiana Bell Telephone Company, Incorporated

                         Amendment No.1


     The undersigned registrant hereby amends its Quarterly
Report on Form 10-Q for the quarter ended March 31, 1996 by revising the information on page 11 and on Exhibit 12 as indicated on the following pages.

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Indiana Bell Telephone Company,
                                   Incorporated

Date: May 13, 1996
                                   By /s/ Laurie L. Streling
                                   Comptroller
                                   State Finance Organization

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

- ----------------------------------------------------------------------
Ratio of earnings to fixed charges
- ----------------------------------

The ratio of earnings to fixed charges for the three months ended March 31 was 21.37 in 1996 and 22.16 in 1995. The ratio in 1996 was favorably affected by a credit of $36.5 million for work force restructuring (see prior discussion of this item). The work force restructuring program has largely been funded by the Ameritech Pension Plan.

The computations of the ratio of earnings to fixed charges for the five years ended December 31, 1995 have been restated. The ratio, as adjusted, for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 was 20.61, 8.59, 8.06, 6.95 and 6.27, respectively. The impact of the restatement was not significant and was made to be consistent with unregulated enterprises.

                                                             EXHIBIT 12

               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (Dollars in Millions)

                                                  Three Months Ended
                                                       March 31
                                                    -------------
                                                  1996         1995
                                                  ----         ----
1.  EARNINGS


     a) Income before interest expense,
         income taxes and undistributed
         equity earnings (2)..........         $   97.6      $  125.0

     b) Portion of rental expense
         representative of the
         interest factor (1).................       0.7           1.3
                                               --------      --------
     Total 1(a) through 1(b).................  $   98.3      $  126.3
                                               --------      --------
2.  FIXED CHARGES

     a) Total interest expense including
         capital lease obligations...........  $    3.7      $    4.3

     b) Capitalized interest.................       0.2           0.1

     c) Portion of rental expense
         representative of the
         interest factor (1).................       0.7           1.3
                                               --------      --------
     Total 2(a) through 2(c).................  $    4.6      $    5.7
                                               --------      --------
3.  RATIO OF EARNINGS TO FIXED CHARGES.......     21.37         22.16
                                                  =====         =====


(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first three months of 1995 reflect a $36.5 million pretax credit primarily from settlement gains resulting form lump sum pension payments from the pension plan to former employees who left the business in the nonmanagement work force restructuring.

                                                                    EXHIBIT 12

                    INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                  COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                              (Dollars in Millions)

                                         1995    1994    1993   1992    1991
                                         ----    ----    ----   ----    ----


1.  EARNINGS


  a)  Income before interest expense, income
       tax, extraordinary charge, cumulative
       effect of change in accounting
       principles and undistributed
       equity earnings (2)........... $  416.0 $ 220.7 $ 295.3 $ 269.1 $ 262.5

  b)  Portion of rental expense representative
       of the interest factor (1)....      2.3     8.7     8.7     4.9    6.0
                                      -------- ------- ------- ------- -------
           Total 1(a) through 1(b)... $  418.3 $ 229.4 $ 304.0 $ 274.0 $ 268.5
                                      ======== ======= ======= ======= =======
2.  FIXED CHARGES

  a)  Total interest expense including capital
       lease obligations.............  $  17.4 $  17.3 $  28.3 $  34.0 $ 36.1

  b)  Capitalized interest...........      0.6     0.7     0.7     0.5    0.7

c)    Portion of rental expense representative
       of the interest factor (1)....      2.3     8.7     8.7     4.9    6.0
                                       ------- ------- ------- ------- -------
           Total 2(a) through 2(c)...  $  20.3 $  26.7 $  37.7 $  39.4 $ 42.8
                                      ======== ======= ======= ======= =======

3.  RATIO OF EARNINGS TO FIXED CHARGES   20.61    8.59    8.06    6.95   6.27
                                      ======== ======= ======= ======= =======


(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for 1995 reflect a $36.9 pretax credit primarily from settlement gains resulting from lump sum pension payments from the pension plan to former employees who left the business in the nonmanagement work force restructuring, partially offset by increased force costs related to the restructuring started in 1994, as well as write-down of certain data processing equipment to net realizable value. Results for 1994 reflect a $93.5 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.