Form 10-Q
period 1996-06-30
INDIANA BELL TELEPHONE CO INC
filed 1996-08-07
CIK 50178

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended June 30, 1996

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

  At July 31, 1996, 13,490,876 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended     Six Months Ended
                                         June 30               June 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   315.1  $   299.0  $   616.7  $   590.7
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....      53.7       55.5      108.1      111.4
  Depreciation and amortization.      45.9       47.6       90.0       95.1
  Other operating expenses......      98.0       96.6      195.6      188.1
  Restructuring credit..........      --         --         --        (36.5)
  Taxes other than income taxes.      10.8       12.1       22.2       23.9
                                 ---------  ---------  ---------  ---------
                                     208.4      211.8      415.9      382.0
                                 ---------  ---------  ---------  ---------
Operating income................     106.7       87.2      200.8      208.7
Interest expense................       3.4        4.7        7.1        9.0
Other income, net ..............       0.8        0.5        1.8        0.5
                                 ---------  ---------  ---------  ---------
Income before income taxes......     104.1       83.0      195.5      200.2
Income taxes....................      36.9       30.0       70.2       73.6
                                 ---------  ---------  ---------  ---------
Net income......................      67.2       53.0      125.3      126.6

Reinvested earnings,
  beginning of period...........      81.0       55.9       66.4       30.2
    Less, dividends declared....      49.1       52.6       92.6      100.5
                                 ---------  ---------  ---------  ---------
Reinvested earnings,
  end of period................. $    99.1  $    56.3  $    99.1  $    56.3
                                 =========  =========  =========  =========

See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
- ------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Receivables, net
   Customers.................................      229.6         214.9
   Ameritech and affiliates..................       --            17.1
   Other.....................................        3.1           8.1
 Material and supplies.......................        4.3           4.3
 Prepaid and other...........................        8.0          11.8
                                               ---------     ---------
                                                   245.1         256.3
                                               ---------     ---------
Property, plant and equipment................    3,130.0       3,085.0
Less, accumulated depreciation...............    1,936.7       1,892.8
                                               ---------     ---------
                                                 1,193.3       1,192.2
                                               ---------     ---------
Investments, primarily in affiliates.........       36.5          37.5
Other assets and deferred charges............       84.4          82.2
                                               ---------     ---------
Total assets.................................  $ 1,559.3     $ 1,568.2
                                               =========     =========



See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                           June 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $   180.2     $   150.6
  Other.....................................         0.2           0.3
 Accounts payable
  Ameritech Services, Inc. (ASI)............        57.2          56.8
  Ameritech and affiliates..................        14.3          11.8
  Other.....................................        57.8          78.3
 Other current liabilities..................       123.5         162.5
                                               ---------     ---------
                                                   433.2         460.3
                                               ---------     ---------
Long-term debt..............................        85.7          85.8
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        40.6          46.2
 Unamortized investment tax credits.........        20.1          21.8
 Postretirement benefits
   other than pensions......................       264.7         269.2
 Long-term payable to ASI...................         7.7           8.3
 Other .....................................        43.2          45.2
                                               ---------     ---------
                                                   376.3         390.7
                                               ---------     ---------
Shareowner's equity
 Common shares - ($40 par value;
   15,000,000 shares authorized;
   13,490,876 issued and outstanding).......       539.6         539.6
 Proceeds in excess of par value............        25.4          25.4
 Reinvested earnings........................        99.1          66.4
                                               ---------     ---------
                                                   664.1         631.4
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 1,559.3     $ 1,568.2
                                               =========     =========


See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                    Six Months Ended
                                                         June 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  125.3     $  126.6
 Adjustments to net income
  Restructuring credit, net of tax............       --          (22.9)
  Depreciation and amortization...............       90.0         95.1
  Deferred income taxes, net..................       (4.8)        (2.0)
  Investment tax credits, net.................       (1.7)        (2.7)
  Capitalized interest........................       (0.4)        (0.2)
  Provision for uncollectibles................       13.4          7.1
  Change in accounts receivable...............       (6.0)        15.9
  Change in material and supplies.............       (3.2)        (0.6)
  Change in certain other current assets......        3.9          6.8
  Change in accounts payable..................      (17.6)       (25.6)
  Change in certain other current
   liabilities ...............................       18.8         (5.2)
  Change in certain other noncurrent
   assets and liabilities.....................       (9.5)        (8.1)
  Other.......................................        0.8         (1.4)
                                                 --------     --------
Net cash from operating activities............      209.0        182.8
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................      (88.5)       (65.4)
Proceeds from disposals of
 property, plant and equipment................        1.2          2.8
Other investing activity......................        0.1          0.2
                                                 --------     --------
Net cash from investing activities............      (87.2)       (62.4)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................       29.6        (72.7)
Retirements of long-term debt.................       (0.2)        (0.2)
Dividend payments.............................     (151.2)       (48.0)
                                                 --------     --------
Net cash from financing activities............     (121.8)      (120.9)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       --           (0.5)
Cash and temporary cash investments,
 beginning of period..........................        0.1          0.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $   --
                                                 ========     ========


See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                                JUNE 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 1,344 at the Company. As a result of the restructuring, the Company recorded a gain of $36.5 million or $22.9 million after-tax in the first six months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The total accrual amount remaining related to work force restructuring charges was not significant as of June 30, 1996. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Reclassifications

  Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of June 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS




  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1996 as compared with the first six months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first six months of 1996 were $616.7 million and were $590.7 million for the same period in 1995. The following paragraphs explain the components of that change.

  ----------------------------------------------------------------------
  Local service
  -------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  310.2   $  277.1    $  33.1     11.9

  The increase in local service revenues for the six months ended June 30, 1996 was due primarily to volume increases, resulting in increased revenues of $31.3 million, as well as rate increases of $1.8 million. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 5.0 percent to 2,063,000 as of June 30, 1996, compared to 1,965,000 at June 30, 1995, and increased sales of call management services, such as Call Forwarding and Caller ID.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access
  --------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Six Months Ended          $  125.9   $  123.4    $   2.5      2.0

  Intrastate
  ----------
  Six Months Ended          $   40.4   $   44.3    $  (3.9)    (8.8)

  The increase in interstate network access revenues for the six months ended June 30, 1996 was due primarily to higher network usage, which resulted in additional revenues of $11.1 million, partially offset by price decreases of $7.2 million, as well as an increase in National Exchange Carrier Association common line support payments. Minutes of use related to interstate calls increased 9.2 percent in the first six months of 1996 compared to the prior year period.

  The decrease in intrastate network access revenues for the six months ended June 30, 1996 was due primarily to rate decreases of $7.7 million, partially offset by volume increases due to higher network usage of $3.8 million. Minutes of use related to intrastate calls increased 17.2 percent in the first six months of 1996 compared to the prior year period.

  ------------------------------------------------------------------
  Long distance service
  ---------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   78.9   $   77.1    $   1.8      2.3

  The increase in long distance service revenues for the six months ended June 30, 1996 was due primarily to one-time favorable adjustments of $5.2 million related to credit card and third number billings, as well as rate increases of $0.7 million, partially offset by volume decreases of $4.1 million.

  ----------------------------------------------------------------------
  Other
  -----
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   61.3   $   68.8    $  (7.5)   (10.9)

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues for the six months ended June 30, 1996 is largely attributable to a decrease in directory advertising revenues due to a renegotiated listing and directory services agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services. The renegotiated agreement resulted in a revenue decrease of $27.2 million. Billing and collection revenues also decreased, as certain long distance carriers began billing their own customers in 1996. These decreases were partially offset by growth in voice messaging, sales of equipment and other nonregulated services of $15.2 million, as well as increases in inside wire installation and services revenues of $4.6 million.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Operating expenses
  ------------------

  Total operating expenses for the six months ended June 30, 1996 increased $33.9 million, or 8.9 percent to $415.9 million. The increase was primarily attributable to work force restructuring, which resulted in a credit of $36.5 million in the first six months of 1995 related to noncash settlement gains from the pension plan.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  108.1   $  111.4    $  (3.3)    (3.0)

  The decrease in employee-related expenses for the six months ended June 30, 1996 was due primarily to decreases in benefits, payroll taxes and other employee-related expenses of $4.4 million, as well as decreases in work force levels and overtime. These decreases were partially offset by wage rate and incentive increases.

  There were 4,160 employees at June 30, 1996, compared with 4,237 at June 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   90.0   $   95.1    $  (5.1)    (5.4)

  The decrease in depreciation and amortization in the six months ended June 30, 1996 was primarily attributable to two major asset categories becoming fully depreciated in 1995 requiring no further depreciation accruals in 1996, which resulted in a decrease of $12.6 million in depreciation expense in the first six months of 1996. This decrease was partially offset by depreciation on higher average plant balances for the other asset categories, as well as the effect of higher depreciation rates in certain asset categories related to new technologies.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other operating expenses
  ------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $  195.6   $  188.1    $   7.5      4.0

  The increase in other operating expenses for the six months ended June 30, 1996 was due primarily to $11.2 million in cost of sales increases related to equipment and increases in uncollectibles and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging and other nonregulated services. These increases were partially offset by a decrease in contract and professional services of $3.7 million.

  ----------------------------------------------------------------------
  Restructuring credit
  --------------------
                                   June 30                   Percent
                                  ----------
  (dollars in millions)         1996      1995      Change    Change
   -------------------          ----      ----      --------  ------

  Six Months Ended          $   --     $  (36.5)   $  36.5    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 1,344 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of June 30, 1995, 1,207 employees had left the Company, with 112 leaving in the first six months of 1995. A pretax, noncash settlement gain of $36.5 million was recorded in the first six months of 1995, associated with lump-sum pension payments to former employees. No restructuring charges or credits were recorded in the first six months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   22.2   $   23.9    $  (1.7)    (7.1)

  The decrease in taxes other than income taxes for the six months ended June 30, 1996 was due primarily to decreases in property taxes and other taxes, partially offset by an increase in gross receipts taxes.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $    7.1   $    9.0    $  (1.9)   (21.1)

  The decrease in interest expense for the six months ended June 30, 1996 is due primarily to a decrease in interest on borrowings from the Ameritech short-term funding pool.

  ----------------------------------------------------------------------
  Other income, net
  -----------------
                                                    Change
                                   June 30          Income   Percent
                                  ----------
  (dollars in millions)         1996      1995     (Expense)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $    1.8   $    0.5    $   1.3    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net in the six months ended June 30, 1996 was due primarily to increased equity earnings from ASI and increased interest income.

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                   June 30         Increase  Percent
                                  ----------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Six Months Ended          $   70.2   $   73.6    $  (3.4)    (4.6)

  The decrease in income taxes for the six months ended June 30, 1996 was due primarily to the tax effect ($13.6 million) associated with the work force restructuring credit recorded in the first six months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the six months ended June 30 was 23.07 in 1996 and 20.11 in 1995. The ratio in 1995 was favorably affected by a credit of $36.5 million for work force restructuring (see prior discussion of this item). The work force restructuring program has largely been funded by the Ameritech Pension Plan.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
  The Telecommunications Act of 1996 was signed into law on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services through an affiliate, will allow competitors into the Company's traditional local exchange markets. Management believes the legislation gives Ameritech an opportunity to expand its revenue base by providing long distance services, while retaining lower-margin access revenues as other local service providers, acting as resellers, continue to use the Company's network facilities.

  On August 1, 1996 the Federal Communications Commission adopted rules by which competitors will connect to local network facilities. The rules address, among other things, unbundling of network elements, pricing for interconnection and unbundled elements, and resale of network services. The Company has not yet determined the impact of the new rules.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1996 and June 30, 1995.

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



                               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                               ----------------------------------------
                                             (Registrant)


  Date: August 7, 1996                    /s/ Laurie L. Streling
                                          --------------------------
                                          Laurie L. Streling
                                          Comptroller
                                          State Finance Organization

                                          (Principal Accounting Officer)