Form 10-Q
period 1996-09-30
INDIANA BELL TELEPHONE CO INC
filed 1996-11-07
CIK 50178

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended September 30, 1996

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
  YesX    No
    ----     ----

  At October 31, 1996, 13,490,876 common shares were outstanding.

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

           CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                    ---------------       ---------------
                                    1996       1995       1996       1995
                                    ----       ----       ----       ----

Revenues........................ $   310.5  $   306.0  $   927.2  $   896.7
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....      54.0       56.0      162.1      167.4
  Depreciation and amortization.      47.2       48.0      137.2      143.1
  Other operating expenses......      99.4       90.6      295.0      278.7
  Restructuring credit..........      --         (2.7)      --        (39.2)
  Taxes other than income taxes.      12.3       11.8       34.5       35.7
                                 ---------  ---------  ---------  ---------
                                     212.9      203.7      628.8      585.7
                                 ---------  ---------  ---------  ---------
Operating income................      97.6      102.3      298.4      311.0
Interest expense................       3.9        4.4       11.0       13.4
Other income, net ..............       1.3        0.7        3.1        1.2
                                 ---------  ---------  ---------  ---------
Income before income taxes......      95.0       98.6      290.5      298.8
Income taxes....................      33.4       36.0      103.6      109.6
                                 ---------  ---------  ---------  ---------
Net income......................      61.6       62.6      186.9      189.2

Reinvested earnings,
  beginning of period...........      99.1       56.3       66.4       30.2
    Less, dividends declared....      58.8       55.5      151.4      156.0
                                 ---------  ---------  ---------  ---------
Reinvested earnings,
  end of period................. $   101.9  $    63.4  $   101.9  $    63.4
                                 =========  =========  =========  =========




See Notes to Condensed Financial Statements.

                          CONDENSED BALANCE SHEETS
                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS
------
Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Receivables, net
   Customers.................................      222.4         214.9
   Ameritech and affiliates..................       12.5          17.1
   Other.....................................        4.0           8.1
 Material and supplies.......................        3.4           4.3
 Prepaid and other...........................        7.0          11.8
                                               ---------     ---------
                                                   249.4         256.3
                                               ---------     ---------
Property, plant and equipment................    3,175.7       3,085.0
Less, accumulated depreciation...............    1,974.4       1,892.8
                                               ---------     ---------
                                                 1,201.3       1,192.2
                                               ---------     ---------
Investments, primarily in affiliates.........       37.5          37.5
Other assets and deferred charges............       87.6          82.2
                                               ---------     ---------
Total assets.................................  $ 1,575.8     $ 1,568.2
                                               =========     =========


See Notes to Condensed Financial Statements.

                            (Dollars in Millions)

                                          Sept. 30, 1996  Dec. 31, 1995
                                           -------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $    63.8     $   150.6
  Other.....................................         0.2           0.3
 Accounts payable
  Ameritech Services, Inc. (ASI)............        49.1          56.8
  Ameritech and affiliates..................        15.3          11.8
  Other.....................................        57.4          78.3
 Other current liabilities..................       109.0         162.5
                                               ---------     ---------
                                                   294.8         460.3
                                               ---------     ---------
Long-term debt..............................       234.0          85.8
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        47.7          46.2
 Unamortized investment tax credits.........        19.3          21.8
 Postretirement benefits
   other than pensions......................       263.9         269.2
 Long-term payable to ASI...................         7.7           8.3
 Other .....................................        41.5          45.2
                                               ---------     ---------
                                                   380.1         390.7
                                               ---------     ---------
Shareowner's equity
 Common shares - ($40 par value;
   15,000,000 shares authorized;
   13,490,876 issued and outstanding).......       539.6         539.6
 Proceeds in excess of par value............        25.4          25.4
 Reinvested earnings........................       101.9          66.4
                                               ---------     ---------
                                                   666.9         631.4
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 1,575.8     $ 1,568.2
                                               =========     =========

See Notes to Condensed Financial Statements.

                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                 (Unaudited)

                                                   Nine Months Ended
                                                     September 30
                                                     -------------
                                                   1996         1995
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  186.9     $  189.2
 Adjustments to net income
  Restructuring credit, net of tax............       --          (24.5)
  Depreciation and amortization...............      137.2        143.1
  Deferred income taxes, net..................        1.3         (2.9)
  Investment tax credits, net.................       (2.5)        (4.0)
  Capitalized interest........................       (0.8)        (0.3)
  Provision for uncollectibles................       24.3          9.1
  Change in accounts receivable...............      (23.1)       (15.5)
  Change in material and supplies.............       (3.6)        (1.8)
  Change in certain other current assets......        4.8          5.7
  Change in accounts payable..................      (25.1)        (8.0)
  Change in certain other current
   liabilities................................        5.3        (32.2)
  Change in certain other noncurrent
   assets and liabilities.....................      (15.4)        22.0
  Other.......................................        0.1         (1.0)
                                                 --------     --------
Net cash from operating activities............      289.4        278.9
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................     (142.4)      (105.2)
Proceeds from disposals of
 property, plant and equipment................        1.6          2.4
Other investing activity......................       --            0.2
                                                 --------     --------
Net cash from investing activities............     (140.8)      (102.6)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      (86.8)       (76.1)
Issuance of long-term debt....................      148.4         --
Retirements of long-term debt.................       (0.2)        (0.2)
Dividend payments.............................     (210.0)      (100.5)
                                                 --------     --------
Net cash from financing activities............     (148.6)      (176.8)
                                                 --------     --------
Net decrease in cash and
 temporary cash investments...................       --           (0.5)
Cash and temporary cash investments,
 beginning of period..........................        0.1          0.5
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.1     $   --
                                                 ========     ========

See Notes to Condensed Financial Statements.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                            (Dollars in Millions)

                             SEPTEMBER 30, 1996

  NOTE 1:   Work Force Restructuring

  As announced in March 1994, the Company's parent, Ameritech Corporation, restructured its existing nonmanagement work force, reducing the work force by 11,500 employees during 1994 and 1995, including 1,344 at the Company. As a result of the restructuring, the Company recorded a gain of $39.2 million or $24.5 million after-tax in the first nine months of 1995, resulting primarily from settlement gains from lump sum pension payments from the Ameritech Pension Plan to former employees. No restructuring charges or credits were recorded in the first nine months of 1996.

  The Company recorded additional restructuring charges in the fourth quarter of 1995, primarily for the consolidation of data centers and additional work force reductions. The remaining accrual related to work force restructuring charges was not significant as of September 30, 1996. See further discussion in Management's Discussion and Analysis below.

  NOTE 2:   Long-Term Debt

  On August 20, 1996, the Company issued $150.0 million of noncallable, 7.3% debentures due August 15, 2026. The proceeds from this issue were used to repay outstanding balances in the Ameritech short-term funding pool. Following this debt issuance, the Company had $75 million remaining available for issuance of unsecured debt securities under a registration statement filed with the SEC.

  NOTE 3:   Reclassifications

  Certain reclassifications were made to the December 31, 1995 balances to correspond to the presentation as of September 30, 1996.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS




  The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1996 as compared with the first nine months of 1995.

  Results of Operations
  ---------------------
  Revenues
  --------
  Total revenues in the first nine months of 1996 were $927.2 million and were $896.7 million for the same period in 1995. The increase was primarily attributable to growth in access lines and switched minutes of use resulting in higher network usage volumes, as well as increased sales of equipment and other nonregulated services. These increases were partially offset by rate reductions and a decrease in revenues from directory advertising.

  ----------------------------------------------------------------------
  Local service
  -------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  469.6   $  423.2    $  46.4     11.0

  Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the nine months ended September 30, 1996 was due primarily to higher network usage volumes, resulting principally from growth in the number of access lines, which increased 4.2 percent to 2,081,000 as of September 30, 1996, compared to 1,998,000 at September 30, 1995. Increased sales of call management services, such as Call Forwarding, Call Waiting and Caller ID, also contributed to the increase.

  ----------------------------------------------------------------------
  Network access
  --------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Interstate
  ----------
  Nine Months Ended         $  190.4   $  182.9    $   7.5      4.1

  Intrastate
  ----------
  Nine Months Ended         $   59.4   $   67.4    $  (8.0)   (11.9)

  Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Network access (cont'd.)
  ------------------------
  The increase in interstate network access revenues for the nine months ended September 30, 1996 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers, partially offset by rate decreases. Minutes of use related to interstate calls increased 8.1 percent in the first nine months of 1996 compared with the prior year period.

  The decrease in intrastate network access revenues for the nine months ended September 30, 1996 was due primarily to rate decreases, partially offset by volume increases due to higher network usage. Minutes of use related to intrastate calls increased 12.9 percent in the first nine months of 1996 compared with the prior year period.

  ----------------------------------------------------------------------
  Long distance service
  ---------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  115.2   $  114.4    $   0.8      0.7

  Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same local access and transport area (LATA). The increase in long distance service revenues for the nine months ended September 30, 1996 was due primarily to increased revenues related to credit card and third number billings, as well as rate increases, partially offset by volume decreases.

  ----------------------------------------------------------------------
  Other
  -----
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   92.6   $  108.8    $ (16.2)   (14.9)

  Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services.

  The decrease in other revenues for the nine months ended September 30, 1996 was largely attributable to a decrease in directory advertising revenues due to a renegotiated listing and directory services agreement with Ameritech Publishing, Inc. (API), an Ameritech subsidiary doing business as Ameritech Advertising Services. The renegotiated agreement resulted in a revenue decrease of $37.1 million in the nine months ended September 30, 1996 compared with the prior year period. This decrease was partially offset by growth in voice messaging and sales of equipment and other nonregulated services, as well as an increase in inside wire installation and maintenance revenues.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Operating expenses
  ------------------

  Total operating expenses for the nine months ended September 30, 1996 increased $43.1 million, or 7.4 percent to $628.8 million. The increase was primarily attributable to the work force restructuring, which resulted in a credit of $39.2 million in the first nine months of 1995 related to noncash settlement gains from the pension plan.

  ----------------------------------------------------------------------
  Employee-related expenses
  -------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  162.1   $  167.4    $  (5.3)    (3.2)

  The decrease in employee-related expenses for the nine months ended September 30, 1996 was due primarily to decreases in benefits and other employee-related expenses, due primarily to renegotiated contracts with health care providers, as well as decreases resulting from lower work force levels. These decreases were partially offset by wage rate increases.

  There were 4,070 employees at September 30, 1996, compared with 4,200 at September 30, 1995.

  ----------------------------------------------------------------------
  Depreciation and
       amortization
  ------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  137.2   $  143.1    $  (5.9)    (4.1)

  The decrease in depreciation and amortization for the nine months ended September 30, 1996 was primarily attributable to two major asset categories becoming fully depreciated in 1995 requiring no further depreciation accruals in 1996. This decrease was partially offset by depreciation on higher average plant balances for the other asset categories, as well as the effect of higher depreciation rates in certain asset categories due to shorter depreciable lives established in 1994.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other operating expenses
  ------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  295.0   $  278.7    $  16.3      5.8

  The increase in other operating expenses for the nine months ended September 30, 1996 was due primarily to cost of sales increases related to equipment sales, as well as increases in uncollectibles and other expenses related to increased sales efforts for equipment and call management services, such as voice messaging. These increases were partially offset by a decrease in right-to-use fees for switching system software, as well as a decrease in advertising expenses due to the timing of planned marketing campaigns.

  ----------------------------------------------------------------------
  Restructuring credit
  --------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   --     $  (39.2)   $  39.2    n/a

  As discussed in Note 1, the Company significantly reduced its nonmanagement work force during 1994 and 1995 by 1,344 employees. New employees with different skills were added during this period to accommodate growth and meet staffing requirements for new business opportunities. As of September 30, 1995, all 1,344 employees had left the Company, with 249 leaving in the first nine months of 1995. A pretax, noncash settlement gain of $39.2 million was recorded in the first nine months of 1995, associated with lump-sum pension payments to former employees. No restructuring credits were recorded in the first nine months of 1996.

  ----------------------------------------------------------------------
  Taxes other than income taxes
  -----------------------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   34.5   $   35.7    $  (1.2)    (3.4)

  Taxes other than income taxes consist of property taxes, gross receipts taxes and other nonincome based taxes. The decrease in taxes other than income taxes for the nine months ended September 30, 1996 was due primarily to decreases in property taxes resulting from successful appeals of 1996 assessed valuations, partially offset by an increase in gross receipts taxes due to a higher level of taxable base for these taxes.

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Income and Expenses
  -------------------------
  Interest expense
  -----------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $   11.0   $   13.4    $  (2.4)   (17.9)

  The decrease in interest expense for the nine months ended September 30, 1996 is due primarily to a decrease in interest on borrowings from the Ameritech short-term funding pool. The Company issued $150 million of long-term debt in August 1996 to reduce short-term borrowings (see Note 2). This decrease was partially offset by an increase in interest on long-term debt.

  ----------------------------------------------------------------------
  Other income, net
  -----------------
                                                    Change
                                 September 30       Income   Percent
                                 ------------
   (dollars in millions)        1996      1995    (Expense)   Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $    3.1   $    1.2    $   1.9    n/m

  Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. The increase in other income, net in the nine months ended September 30, 1996 was due primarily to increased equity earnings from Ameritech Services, Inc. (ASI).

  ----------------------------------------------------------------------
  Income taxes
  ------------
                                 September 30      Increase  Percent
                                 ------------
  (dollars in millions)         1996      1995    (Decrease)  Change
   -------------------          ----      ----     --------   ------

  Nine Months Ended         $  103.6   $  109.6    $  (6.0)    (5.5)

  The decrease in income taxes for the nine months ended September 30, 1996 was due primarily to the tax effect ($14.7 million) associated with the work force restructuring credit recorded in the first nine months of 1995. Excluding the effects of this item, income taxes increased in line with earnings of the business.

  ----------------------------------------------------------------------
  Ratio of earnings to fixed charges
  ----------------------------------
  The ratio of earnings to fixed charges for the nine months ended September 30 was 22.16 in 1996 and 20.49 in 1995. The ratio in 1995 was favorably affected by a pretax credit of $39.2 million for work force restructuring (see prior discussion of this item).

                    Management's Discussion and Analysis
                     of Results of Operations (cont'd.)

  Other Matters
  --------------

  Telecommunications Act of 1996
  ------------------------------
 The Telecommunications Act of 1996 (the 1996 Act) was enacted on February 8, 1996. This legislation defines the conditions under which Ameritech, including the Company, will be permitted to offer interLATA long distance service and provides certain mechanisms intended to facilitate local exchange competition. This legislation, in addition to allowing Ameritech to offer interLATA long distance services, provides the framework for additional competition in the Company's traditional local exchange markets.

 On August 8, 1996, the Federal Communications Commission (FCC) adopted rules to implement the local competition provisions of the 1996 Act. Among other things, the rules require local exchange carriers to provide interconnection to any requesting telecommunications carrier at any technically feasible point and equal in quality to that provided for the local exchange carriers' own operations. The rules also require each local exchange carrier to provide these other carriers access to network elements on an unbundled basis, and to offer for resale any telecommunications services that it provides at retail to subscribers who are not telecommunications carriers. The FCC's rules address mechanisms for pricing of interconnection, unbundled network elements and reselling of telecommunications services and prescribe that the individual state regulatory authorities develop specific rates and procedures consistent with general rules and guidelines established by the FCC.

 In September 1996, several local exchange carriers, including Ameritech, filed appeals of the FCC interconnection order in the U.S. Court of Appeals for the District of Columbia. In their appeals, the local exchange carriers argue, among other things, that the FCC exceeded its authority over state regulatory commissions, that the rules setting national pricing standards violate the 1996 Act, and that the order will force local exchange carriers to sell elements of their networks below cost. Several companies also requested a stay of the FCC's order pending the outcome of the appeals, while others, including Ameritech, opposed the stay and requested only an expedited review of the order.

 Following the FCC's denial of the requests for a stay, a motion for a stay was filed by certain parties in the U.S. Court of Appeals for the Eighth Circuit (the Court) in St. Louis, which had been selected to hear the challenges to the FCC's order. On September 27, 1996, the Court ordered a temporary stay of the new rules pending the hearing of oral arguments from local exchange carriers and the FCC. On October 15, 1996, after hearing the oral arguments, the Court issued a partial stay of the FCC's order, saying that the pricing provisions and the "pick and choose" rule related to unbundled network elements could not take effect until the Court conducts a full review of the order and rules on the merits of the case. On November 1, 1996, the Court lifted the stay on three aspects of the pricing rules that apply primarily to cellular service providers. The FCC has indicated that it will appeal the Court's decision to the U.S. Supreme Court.

 It will not be possible to determine what effect the 1996 Act and the FCC rules implementing it will have on the Company's results of operations until the challenges to the rules have been resolved and the Indiana Utility Regulatory Commission (IURC) has acted on the matter within its jurisdiction under the 1996 Act.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the Nine Months ended September 30, 1996 and September 30, 1995.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          A Current Report on Form 8-K, dated November 4, 1996 was filed under Item 5, Other Events and Item 7, Financial Statements and Exhibits to file a conformed copy of the executed Indenture dated as of August 1, 1996 between the Registrant and Harris Trust and Savings , as Trustee.

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



                               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                               --------------------------------------------
                                             (Registrant)


  Date:November 7, 1996                   /s/ Laurie L. Streling
                                          --------------------------
                                          Laurie L. Streling
                                          Comptroller
                                          State Finance Organization

                                          (Principal Accounting Officer)