Form 10-Q
period 1998-06-30
INDIANA BELL TELEPHONE CO INC
filed 1998-08-13
CIK 50178

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------

                                Form  10-Q

(Mark one)

-------------------------------------------
[x]  Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998
-------------------------------------------

or
-------------------------------------------

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

At July 31, 1998, 13,490,876 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

ITEM                                                                Page
----                                                                ----

 1.    Financial Statements
         Condensed Statements of Income and Reinvested Earnings for
            the three and six months ended June 30, 1998 and 1997     1


       Condensed Balance Sheets as of
          June 30, 1998 and December 31, 1997                       2-3


       Condensed Statements of Cash Flows for
          the six months ended June 30, 1998 and 1997                4


       Notes to Condensed Financial Statements                       5


 2.    Management's Discussion and Analysis
       of Results of Operations                                    6-17


 3.    Quantitative and Qualitative
        Disclosures about Market Risk                                18


                                  PART II


 6.  Exhibits and Reports on Form 8-K                                19

     Glossary                                                      21-22

                        Item 1 - Financial Statements
                        -----------------------------
           CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                            (Dollars in Millions)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                       June 30               June 30
                                   ----------------      ----------------
                                    1998       1997       1998       1997
                                    ----       ----       ----       ----

Revenues
  Local service................. $   180.5  $   169.5  $   355.7  $   331.6
  Interstate network access.....      69.0       69.5      136.9      138.2
  Intrastate network access.....      19.1       20.2       38.0       39.5
  Long distance service.........      33.7       35.5       67.7       71.0
  Other.........................      37.6       32.7       72.4       63.5
                                 ---------  ---------  ---------  ---------
                                     339.9      327.4      670.7      643.8
                                 ---------  ---------  ---------  ---------
Operating expenses
  Employee-related expenses.....      56.7       55.1      112.0      107.3
  Depreciation and amortization.      51.9       48.5      103.5       97.4
  Other operating expenses......     105.0      101.0      196.7      191.2
  Taxes other than income taxes.      12.6       11.6       25.2       23.2
                                 ---------  ---------  ---------  ---------
                                     226.2      216.2      437.4      419.1
                                 ---------  ---------  ---------  ---------
Operating income................     113.7      111.2      233.3      224.7
Interest expense................       4.3        4.3        8.6        8.6
Other income, net...............       1.2        0.9        2.0        1.5
                                 ---------  ---------  ---------  ---------
Income before income taxes......     110.6      107.8      226.7      217.6
Income taxes....................      43.6       40.2       89.4       81.2
                                 ---------  ---------  ---------  ---------
Net income......................      67.0       67.6      137.3      136.4

Reinvested earnings,
  beginning of period...........     117.6       96.7      110.9       93.4
    Less, dividends declared....      63.1       57.3      126.7      122.8
                                 ---------  ---------  ---------  ---------
Reinvested earnings,
  end of period................. $   121.5  $   107.0  $   121.5   $  107.0
                                 =========  =========  =========  =========















See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                            June 30, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     0.2     $     0.1
 Receivables, net
   Customers.................................      202.2         212.8
   Ameritech and affiliates..................        0.3          --
   Other.....................................        5.2           6.1
 Material and supplies.......................       12.0           4.9
 Prepaid and other...........................       10.2           9.0
                                               ---------     ---------
                                                   230.1         232.9
                                               ---------     ---------
Property, plant and equipment................    3,377.9       3,308.1
Less, accumulated depreciation...............    2,196.7       2,111.1
                                               ---------     ---------
                                                 1,181.2       1,197.0
                                               ---------     ---------
Investments, primarily in affiliates.........       45.1          47.0
Other assets and deferred charges............      143.7         117.5
                                               ---------     ---------
Total assets.................................  $ 1,600.1     $ 1,594.4
                                               =========     =========



























See Notes to Condensed Financial Statements.

                           (Dollars in Millions)

                                            June 30, 1998 Dec. 31, 1997
                                           -------------- -------------
                                             (Unaudited)  (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $     2.8     $    40.5
 Accounts payable
  Ameritech Services, Inc. (ASI)............        17.3          21.1
  Ameritech and affiliates..................        20.2          19.1
  Other.....................................        89.3          70.1
 Other current liabilities..................       143.0         137.2
                                               ---------     ---------
                                                   272.6         288.0
                                               ---------     ---------
Long-term debt..............................       233.9         233.9
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        74.8          67.1
 Unamortized investment tax credits.........        13.8          15.2
 Postretirement benefits
   other than pensions......................       254.8         257.7
 Long-term payable to ASI...................         6.6           7.2
 Other .....................................        32.0          36.5
                                               ---------     ---------
                                                   382.0         383.7
                                               ---------     ---------
Shareowner's equity
 Common shares - ($40 par value;
   15,000,000 shares authorized;
   13,490,876 issued and outstanding).......       539.6         539.6
 Proceeds in excess of par value............        50.5          38.3
 Reinvested earnings........................       121.5         110.9
                                               ---------     ---------
                                                   711.6         688.8
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 1,600.1     $ 1,594.4
                                               =========     =========















See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                    Six Months Ended
                                                        June 30
                                                     -------------
                                                   1998         1997
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................   $  137.3     $  136.4
 Adjustments to net income
  Depreciation and amortization...............      103.5         97.4
  Deferred income taxes, net..................        1.6          3.5
  Investment tax credits, net.................       (1.4)        (1.6)
  Capitalized interest........................       (0.4)        (0.5)
  Change in accounts receivable, net..........       11.2         13.8
Change in material and supplies...............       (8.9)        (2.9)
  Change in certain other current assets......       (1.4)        (2.4)
  Change in accounts payable..................       16.5          7.1
  Change in certain other current
   liabilities................................       11.5         14.6
  Change in certain other noncurrent
   assets and liabilities.....................      (22.1)        (6.0)
  Other operating activities, net.............        2.3          2.3
                                                 --------     --------
Net cash from operating activities............      249.7        261.7
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................      (86.5)       (90.3)
Additional investments........................       --          (10.2)
Proceeds from disposals of
 property, plant and equipment................        0.9          2.8
Other investing activities, net...............        0.5         --
                                                 --------     --------
Net cash from investing activities............      (85.1)       (97.7)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      (37.7)       (41.0)
Retirements of long-term debt.................       --           (0.2)
Dividend payments.............................     (126.8)      (122.8)
                                                 --------     --------
Net cash from financing activities............     (164.5)      (164.0)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................        0.1         --
Cash and temporary cash investments,
 beginning of period..........................        0.1          0.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $    0.2     $    0.1
                                                 ========     ========






See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                            JUNE 30, 1998


NOTE 1:  Preparation of Interim Financial Statements

We have prepared the unaudited condensed financial statements in this report by following Securities and Exchange Commission rules that permit reduced disclosure for quarterly period reports. These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. We believe these statements include all adjustments necessary for a fair statement of results for each period shown. We believe our disclosures are adequate to make the presented information clear. You should read these financial statements in conjunction with the financial statements and notes included in our 1997 Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in 1998.

When reading these financial statements, you should be familiar with the terminology unique to our business. We have defined a number of terms in the glossary on pages 21 and 22.


NOTE 2:  Merger Agreement

On May 11, 1998, our parent (Ameritech Corporation) jointly announced with SBC Communications Inc. (SBC) a definitive agreement to merge an SBC subsidiary with Ameritech in a transaction in which each share of Ameritech common stock will be converted into and exchanged for 1.316 shares of SBC common stock. After the merger, Ameritech will be a wholly owned subsidiary of SBC. The transaction, which was approved by the Board of Directors of each company, is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. The merger is subject to the satisfaction of certain conditions and regulatory approvals, as well as approval by the shareowners of each company.

            Item 2 - Management's Discussion and Analysis
                      of Results of Operations

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1998 as compared with the first six months of 1997.

RESULTS OF OPERATIONS
---------------------
Revenues
--------
Our revenues in the first six months of 1998 were $670.7 million and were $643.8 million for the same period in 1997, an increase of $26.9 million. Growth in sales of call management services and demand for data services and access lines, as well as increases in switched minutes of use resulting from higher network usage volumes, were the primary reasons for the increase. Net rate reductions and decreased long distance revenues partially offset these increases.

---------------------------------------------------------------------
Local service
-------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  355.7   $  331.6    $  24.1      7.3

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges, certain data services and most public phone revenues. Local service revenues increased for the six months ended June 30, 1998 due largely to increased sales of call management services, resulting from strong growth in both the number of features in service and usage of services on a pay-per-use basis. Higher network usage volumes, resulting primarily from access line growth of 3.9% over the prior year period, also contributed to the increase.

There were 2,209,000 access lines in service as of June 30, 1998 compared with 2,125,000 as of June 30, 1997 (restated to standardize counting of voice-grade equivalent lines).

---------------------------------------------------------------------
Network access
--------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------
Six Months Ended             $  136.9   $  138.2    $  (1.3)    (0.9)

Intrastate
----------
Six Months Ended             $   38.0   $   39.5    $  (1.5)    (3.8)

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

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
Interstate network access revenues decreased for the six months ended June 30, 1998 due primarily to rate reductions related to access charge reform implemented by the FCC in July 1997. A change in reporting classification of certain pay phone revenues received from network access to other miscellaneous revenues beginning in the first quarter of 1998 also contributed to the decrease. This change in classification decreased interstate network access revenues by approximately $5.0 million in the six months ended June 30, 1998 compared with the prior year. Growth in the volume of calls handled for interexchange carriers and greater demand for dedicated services by Internet service providers and other high-capacity users partially offset these decreases. Interstate minutes of use increased by 4.3% for the six months ended June 30, 1998 compared with the same period last year.

Intrastate network access revenues decreased for the six months ended June 30, 1998 due primarily to rate reductions related to access charge reform implemented by the FCC in July 1997. Volume increases resulting from higher network usage partially offset these decreases. Intrastate minutes of use for the six months ended June 30, 1998 increased 3.9% over the same period last year.

---------------------------------------------------------------------
Long distance service
---------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   67.7   $   71.0    $  (3.3)    (4.6)

Long distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long distance service revenues decreased for the six months ended June 30, 1998 due primarily to decreased network usage.

---------------------------------------------------------------------
Other
-----
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   72.4   $   63.5    $   8.9     14.0

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased for the six months ended June 30, 1998 due primarily to a change in reporting classification of certain pay phone revenues from network access to other revenues, as previously discussed, combined with increases in inside wire installation and maintenance revenues and billing and collection revenues. A decrease in revenues from other nonregulated services, such as voice messaging and equipment sales, partially offset the increase.

---------------------------------------------------------------------
Operating expenses
------------------

Total operating expenses for the six months ended June 30, 1998 increased $18.3 million, or 4.4 percent to $437.4 million. Higher depreciation and amortization expense and increased employee-related expenses were the primary reasons for the increase, as discussed below.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Employee-related expenses
-------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  112.0   $  107.3    $   4.7      4.4

Employee-related expenses increased for the six months ended June 30, 1998 due primarily to increased wage and bonus rates, combined with higher overtime expenses. Slight decreases in employee benefit expenses and average force levels partially offset the increase.

During June 1998, the International Brotherhood of Electrical Workers
(IBEW) ratified a new five-year contract effective June 28, 1998.
The contract provides basic wage increases of 11.2% (compounded) over three years. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be reopened in 2001 to address certain economic wage issues for the final two years of the contract. The IBEW represents approximately 5% of our employees.

The Communications Workers of America (CWA) have reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract is effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period, and also addresses benefits, pensions, work-rules and other wage-related items. The CWA represents approximately 80% of our employees.

We employed 3,988 employees as of June 30, 1998, compared with 4,032 as of June 30, 1997.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  103.5   $   97.4    $   6.1      6.3

Depreciation and amortization expense increased for the six months ended June 30, 1998 due primarily to higher property, plant and equipment balances. Higher depreciation rates on certain asset categories also contributed to the increase, as we used shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $  196.7   $  191.2    $   5.5      2.9

Other operating expenses increased for the six months ended June 30, 1998 due primarily to increased contract and affiliated services related to systems programming and network support. A decrease in uncollectibles resulting from improved credit screening and collection efforts, combined with lower material costs and lower right-to-use fees for switching system software, partially offset the increase.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Taxes other than income taxes
-----------------------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   25.2   $   23.2    $   2.0      8.6

Taxes other than income taxes consist of property taxes, gross receipts taxes and other taxes not directly related to earnings. Taxes other than income taxes increased for the six months ended June 30, 1998 due primarily to an increase in property taxes resulting from a higher assessed valuation compared with the prior year period.

---------------------------------------------------------------------
Other income and expenses
-------------------------
Interest expense
----------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $    8.6   $    8.6    $  --       --

Interest expense did not change for the six months ended June 30, 1998 compared with the prior year period.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                     June 30         Income   Percent
                                  ------------
(dollars in millions)            1998      1997    (Expense)   Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $    2.0   $    1.5    $   0.5     33.3

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. Other income increased for the six months ended June 30, 1998 due primarily to increased interest income on funds invested in the Ameritech short-term funding pool. A decrease in equity earnings from Ameritech Services, Inc. (ASI) partially offset the increase.

---------------------------------------------------------------------
Income taxes
------------
                                     June 30        Increase  Percent
                                  ------------
(dollars in millions)            1998      1997    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Six Months Ended             $   89.4   $   81.2    $   8.2     10.1

The increase in income taxes for the six months ended June 30, 1998 was due primarily to the tax impacts of the centralization of administration of benefits for employees. The increase in pretax earnings discussed above also contributed to the increase.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the six months ended June 30 was 21.76 in 1998 and 22.72 in 1997.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

OTHER MATTERS
-------------

Competitive environment
-----------------------
The Telecommunications Act of 1996 (the "1996 Act") establishes a national policy that calls for competition and open markets, rather than regulatory management, as the basic industry business environment. This public policy change has further opened opportunities for providers of all forms of communications services and products, potentially enabling them to become either niche or full-service providers of voice, video, data, local and long distance services for their customers.

Technological developments, marketplace demand and legislative, regulatory and judicial actions have expanded the types of services and products available from an increasing number of companies, creating growth opportunities within the global communications industry. Our competitive strategy includes positioning ourselves to take advantage of such growth opportunities, by continuing to branch into new services that are logical extensions of our business.

With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require us to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates. Further, FCC rules require that interLATA long distance service be offered by a separate Ameritech subsidiary. As a result, Ameritech's entry into this market will not generate revenues for Indiana Bell to offset the potential revenue decline brought by local service competition.

Although we cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition, especially given the type of legal and regulatory uncertainties described below, we believe that over time market competition and regulatory change will provide opportunities to accelerate growth.

Regulatory considerations
-------------------------
The Telecommunications Act of 1996

In general, the 1996 Act includes provisions designed to open local exchange markets to competition and afford the regional Bell operating companies ("RBOCs") or their affiliates, the competitive opportunity to provide interLATA (long distance) services. Under the 1996 Act, the RBOCs' ability to provide in-region long distance services is dependent upon their satisfaction of, among other conditions, a 14 point "competitive checklist" of specific requirements, including compliance with interconnection, network element access and resale service obligations and related pricing standards and provision of number portability, and their demonstration that entry into the in-region long distance market would be in the public interest.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
The Telecommunications Act of 1996 (cont'd.)

A U.S. District Court in Texas ruled that certain line-of-business restrictions in the 1996 Act, including the requirement in Section 271 that the RBOCs must comply with the competitive checklist before being permitted to provide long distance services, constitute an unconstitutional bill of attainder by virtue of their exclusive applicability to the RBOCs. Appeals of this decision by various parties are pending before the U.S. Court of Appeals for the Fifth Circuit, with the lower court decision stayed pending resolution of such appeals. These appeals were argued before the Fifth Circuit Court of Appeals on July 9, 1998.

In two other cases, constitutional challenges to some of the provisions of the 1996 Act governing the RBOCs have been presented to the U.S. Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit Court"). In May 1998, the D.C. Circuit Court found that Section 274 of the 1996 Act, covering electronic publishing activities, did not constitute an unconstitutional bill of attainder. The second action pending before the D.C. Circuit Court, in which Ameritech has intervened, challenges the constitutionality of the long distance provisions of Section 271 of the 1996 Act. This case is scheduled for oral argument in September 1998.

Local Interconnection and Unbundled Access

In July 1997, and in an October 1997 rehearing, the U.S. Circuit Court of Appeals for the Eighth Circuit (the "Eighth Circuit Court") vacated several provisions of an August 1996 FCC order regarding the interconnection provisions of the 1996 Act (the "FCC Order"), ruling that such provisions represented improper preemptions of state authority or were inconsistent with statutory requirements of the 1996 Act. The Eighth Circuit Court ruled, among other things, that: the states have exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale involving incumbent local exchange carriers ("ILECs") and competitive local exchange carriers ("CLECs"); the FCC cannot lawfully allow CLECs to "pick and choose" among isolated, individual provisions from other interconnection agreements; and the FCC cannot require ILECs either to recombine or "rebundle" unbundled network elements for CLECs or to provide them with a preassembled network platform (or existing combinations of two or more network elements) at network element prices. These rulings of the Eighth Circuit Court were appealed by various parties, including the FCC.

The Eighth Circuit Court upheld certain aspects of the FCC Order. These included, among other things: the classification of operational support services, operator services, directory assistance and vertical services as unbundled network elements; the definition of "technically feasible" interconnection to exclude economic considerations; and the ability of CLECs to provide complete telecommunications services by recombining network elements without providing any of their own facilities. Ameritech has appealed these matters, among others.

The U.S. Supreme Court has agreed to review the Eighth Circuit Court decision. Oral arguments are scheduled for October 1998.

In August 1997, the FCC revised its local competition rules and required ILECs to make available a new purported network element known as "shared transport," which would include access to all of an ILEC's transmission facilities. Ameritech and other ILECs appealed this matter to the Eighth Circuit Court. On August 10, 1998, the Eighth Circuit Court upheld the FCC's determination that shared transport is a network element and that it should be made available by ILECs to entrants on an unbundled basis. Ameritech intends to seek judicial review of this decision.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Local Interconnection and Unbundled Access (cont'd.)

At present, local interconnection matters and unbundled network element pricing continue to be resolved through interconnection agreement negotiations or state commission arbitration provisions. We are continuing to negotiate and enter into interconnection agreements and pursue, through appropriate proceedings, timely recovery of the costs of providing interconnection services so as to promote a fair competitive environment, especially as local and long distance markets are opened to competition at different times. The outcome of these activities is subject to significant legal and regulatory uncertainties, as outlined above.

Reciprocal Compensation

A number of CLECs are engaged in regulatory and judicial proceedings with certain Ameritech Subsidiaries and various other ILECs with respect to the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks for dial-up connections to access the Internet via ISPs served by the CLECs' networks. The CLECs have asserted that such reciprocal compensation is provided for by interconnection agreements between the CLECs and the ILECs. Together with other ILECs, we have maintained that we are not required to make such reciprocal compensation payments, because such traffic is interstate access service, not local, and therefore is not covered by applicable local interconnection agreements.

A U.S. District Court in Illinois has ruled that Ameritech's Illinois landline communications subsidiary will be required to make reciprocal compensation payments in these circumstances under its applicable interconnection agreements, but has issued a brief stay of its order to permit an appeal. Cases involving appeals by other Ameritech subsidiaries of adverse regulatory determinations are pending in U.S. District Courts in Michigan and Wisconsin. The issue of whether reciprocal compensation is payable with respect to Internet traffic also is pending before the FCC, in the context of a request for expedited clarification of the issue filed in June 1997 by the Association for Local Telecommunications Service. We believe that reciprocal compensation is not required in such circumstances, and that such view ultimately will be upheld in pending or future appellate judicial proceedings or through FCC determination.
However, there can be no assurance as to that outcome or that we will not be required in the future to begin to make such reciprocal compensation payments under existing interconnection agreements. We have made periodic accruals of amounts which may become payable in the event our view is not ultimately upheld.

Number Portability

On May 5, 1998, the FCC entered an order to allow us and other telecommunications carriers to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We began implementing long-term number portability on March 31, 1998, consistent with the FCC implementation schedule. The FCC order permits such cost recovery to begin no earlier than February 1, 1999, in the form of a surcharge from customers to whom number portability is available.

Universal Service, Access Charge Reform and Price Cap Order

In May 1997, the FCC issued three closely-related orders that established rules to implement the universal service provisions of the 1996 Act (the "Universal Service Order") and to revise both interstate access charge pricing (the "Access Reform Order") and the price cap plan for certain ILECs (the "Price Cap Order").

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Regulatory considerations (cont'd.)
-----------------------------------
Universal Service The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds during 1998, with a reduced funding rate for the first six months of 1998.

Access Reform In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure requiring LECs subject to price cap legislation to use rates that reflect the type of costs incurred. A significant portion of the services that had been charged using minutes-of-use pricing instead becomes chargeable using a combination of minutes-of-use rates and flat-rate charges. The net effect of these changes has been to decrease minutes-of-use charges and increase per line charges. The majority of these mandated pricing changes first became effective in January 1998, with additional changes to be phased in at the beginning of each subsequent year through 2001. The Access Reform Order also continued in place existing rules by which ILECs may not assess interstate access charges on ISPs and purchasers of unbundled network elements. Together with other ILECs, Ameritech has appealed certain aspects of the Access Reform Order to the Eighth Circuit Court, where a decision is pending. In the meantime, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed complaints before the Illinois and Michigan state commissions.

Price Cap Order Our interstate services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required LECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties have sought judicial review of the Price Cap Order, and a decision by the D. C. Circuit Court with respect to these matters is now pending.

We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

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

In December 1997, the Commission issued a final order on interim relief in the Opportunity Indiana proceeding. The order addressed the manner in which we will be regulated until such time as a longer term replacement regulatory structure is finalized. The ruling extended most of the alternative regulation plan that had been in place since 1994. However, we were also ordered to reduce our rates for basic residence and business service by 4.6% and to continue our infrastructure

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Opportunity Indiana (cont'd.)
-----------------------------
spending on fiber optics for interested schools, hospitals and government centers, and on contributions to a fund to provide distance learning equipment and courses in schools all over the state. We have initiated an appeal of this order to the Indiana Court of Appeals. Until such time as the Court of Appeals issues a ruling, we will operate under the provisions of the IURC's final order on interim relief, with the exception of the requirement to reduce basic local service rates. Because Indiana law provides that we can continue charging our current rates until the order is entered on the appeal, we will maintain basic local rates at their current levels.

Year 2000 readiness
-------------------
The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data which includes it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

Ameritech has established a centrally-managed, company-wide initiative to identify, evaluate and address Year 2000 issues. Begun in May 1996, Ameritech's Year 2000 effort covers network and supporting infrastructure for provision of local switched and data telecommunications services, as well as operational and financial information technology ("IT") systems and applications, end-user computing resources and building systems, such as security, elevator and heating and cooling systems. In addition, the project includes a review of the Year 2000 compliance efforts of key suppliers and other principal business partners and, as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it has been structured to identify and prioritize our efforts for mission critical systems, network elements and products and key business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among Ameritech's business units and the phases are often conducted in parallel, the inventory and assessment phases have been substantially completed as of June 30, 1998 and the remediation phase is in progress. As part of the testing phase, Ameritech intends to conduct independent verification testing of selected network component upgrades received from suppliers. In addition, selected Year 2000 upgrades are slated to undergo testing in a controlled environment that replicates the current network and is equipped to simulate the turn of the century and leap year dates.

Under the current Year 2000 plan, Ameritech has established a target date of January 1, 1999 for remediation of critical systems, network elements and products, subject to additional Year 2000 testing and responsive actions. Ameritech's ability to meet that target date is dependent upon the timely provision of necessary upgrades and modifications by suppliers and contractors. In some instances, third party upgrades or modifications are not expected to be available until late 1998; accordingly, Ameritech's testing and redeployment of affected items may be delayed into 1999. In addition, Ameritech cannot guarantee that third parties on whom we depend for essential services (such as electric utilities, interexchange carriers, etc.) will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt our business. However, Ameritech has established a supplier compliance program, and is working with its key suppliers to minimize such risks.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
Ameritech and all of its subsidiaries, including Indiana Bell, expect to incur total expenses of approximately $210 million through 2001 in connection with anticipated Year 2000 efforts, in addition to approximately $40 million in total expenses incurred through June 30, 1998 for matters historically identified as Year 2000-related. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. We anticipate that a portion of our Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. Ameritech as a whole also expects to incur certain capital improvement costs (totaling approximately $30 million) to support this project. Such capital costs are being incurred sooner than originally planned, but, for the most part, would have been required in the normal course of business.

As part of its Year 2000 initiative, Ameritech is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working with Ameritech to leverage this experience in the development of plans tailored to meet Year 2000-related challenges. These plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operational back-up, recovery and restoration alternatives.

The above information is based on current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third party modification actions and other factors. Given the complexity of these issues and possible as yet unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of our third party suppliers and similar uncertainties.

New accounting pronouncements
-----------------------------
FAS 131

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes FAS 14, "Financial Reporting of Segments of a Business Enterprise," by establishing new standards for the way that a public business enterprise reports operating segment information in its annual and interim financial statements. In general, FAS 131 requires reporting of financial information as it is used by senior company management for evaluating performance and deciding how to allocate resources. The statement is effective in 1998, but need not be applied to interim financial statements this year. Comparative information for earlier years must be restated. We will adopt FAS 131 beginning with our 1998 Annual Report on Form 10-K.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Year 2000 readiness (cont'd.)
-----------------------------
AICPA SOP 98-1

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides authoritative guidance for the capitalization of certain computer software costs developed or obtained for our internal applications, such as:

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

FAS 133

In June 1998 the FASB issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation" and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of financial accounting standards previously issued by the FASB and several interpretations from the Emerging Issues Task

The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction.

FAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and is to be adopted as of the beginning of the fiscal year. At the time of adoption, all derivative instruments are to be measured at fair value and recorded on the balance sheet. Any differences between fair value and carrying amount at that time will be recorded as a cumulative effect of a change in accounting principle, in either net income or other comprehensive income, as appropriate. Adoption of this statement may or may not have a material impact on our results of operations or financial position in a given year, depending upon the nature and magnitude of derivative activity that we engage in and the changes in market conditions with respect to interest rates or other underlying values. We have not yet quantified the impacts of the initial adoption of FAS 133 on our results of operations or financial condition, nor have we determined when we will implement the new standard.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

New accounting pronouncements (cont'd.)
---------------------------------------
Private Securities Litigation Reform Act safe harbor statement
--------------------------------------------------------------
Some of the information presented in, or in connection with, this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

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

You should not place undue reliance on these forward-looking statements, which are applicable only as of August 13, 1998. We have no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after August 13, 1998 or to reflect the occurrence of unanticipated events.

                Item 3 - Quantitative and Qualitative
                    Disclosures about Market Risk
                    -----------------------------

We have not included quantitative and qualitative disclosures about market risk as of June 30, 1998 because Indiana Bell's value at risk has not changed significantly since December 31, 1997. Quantitative and qualitative disclosures about market risk were included in our 1997 Annual Report on Form 10-K.

                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the six months ended June 30, 1998 and June 30, 1997.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          We did not file a Form 8-K during the quarter ended June 30, 1998.

                              SIGNATURES

  Under the requirements of the Securities Exchange Act of 1934, an authorized company official has signed this report on our behalf.


                               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                               --------------------------------------------
                                             (Registrant)


  Date:  August 13, 1998                  /s/ Ronald G. Pippin
                                           ----------------------
                                           Ronald G. Pippin
                                           Vice President and Comptroller
                                           (Duly Authorized Signatory and
                                            Principal Accounting Officer)

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

Dial 1+ -
---------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

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

Unbundled network element -
-------------------------
any feature, function or capability used in the provision of telecommunications service that is made available by local exchange carriers to other telecommunications providers separate from other network elements and for a separate fee.

Universal service -
------------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices. Funding typically comes from urban telecommunication operators.