Form 10-K
period 1998-12-31
INDIANA BELL TELEPHONE CO INC
filed 1999-03-30
CIK 50178

---------------------------------------------------------------------

U.S. Securities and Exchange Commission
Washington, D.C. 20549
-------------------------------------------


                                Form  10-K



-------------------------------------------
Annual Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 1998
-------------------------------------------

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



WE ARE A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION AND MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K. THEREFORE, WE ARE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY GENERAL INSTRUCTION I(2).

We have no securities registered under Section 12(g) of the Act. We are and during the past 90 days have been subject to certain filing requirements under Sections 13 and 15 (d) of the Securities Exchange Act of 1934 and have filed all the required reports during the preceding 12 months.

At February 28, 1999, 13,490,876 common shares were outstanding.

                             TABLE OF CONTENTS

                                  PART I

 Item                                                        Page
 ----                                                        ----
  1.   Business
        (Abbreviated pursuant to
         General Instruction I(2)).......................      1

  2.   Properties
        (Abbreviated pursuant to
         General Instruction I(2)).......................      8

  3.   Legal Proceedings................................       8

  4.   Submission of Matters to a Vote of Security
        Holders..........................................      9


                                  PART II

  5.   Market for Registrant's Common Equity and
        Related Stockholder Matters.....................       9

  6.   Selected Financial Data..........................      10

  7.   Management's Discussion and Analysis of Results of
        Operations (Abbreviated pursuant to
        General Instruction I(2)).......................      11

  7A.  Quantitative and Qualitative Disclosures about
        Market Risk   ..................................      16

  8.   Financial Statements and Supplementary Data......      18

  9.   Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure..........      30

                                 PART III


  10.  Directors and Executive Officers
       of the Registrant................................      30

  11.  Executive Compensation...........................      30

  12.  Security Ownership of Certain Beneficial Owners
        and Management..................................      30

  13.  Certain Relationships and Related Transactions...      30

                                  PART IV

  14.  Exhibits, Financial Statement Schedules
        and Reports on Form 8-K.........................      31

       Glossary.........................................      33

       Schedule II - Valuation and Qualifying Accounts..     F-1

 When reading this annual report, you should be familiar with the terminology unique to our business. We have defined a number of terms in the Glossary beginning on page 33.

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

   Ameritech is a global diversified, full-service communications company which provides local and long-distance telephone and cellular service, paging, security, cable TV, Internet access and directory publishing services. Ameritech's 1998 revenues were $17.2 billion. Ameritech has organized its operations using customer-focused business units, which aggregate into three reportable segments: communications; information and entertainment; and international. The operations of Indiana Bell are included in the results of several business units, and accordingly, Indiana Bell is not managed as a separate entity. All of the business units that include the results of Indiana Bell are reflected in
Ameritech's communications segment. The products and services of the Ameritech companies are marketed under the "Ameritech" brand identity, in all 50 states and 40 countries. Indiana Bell is regionally identified and does business as "Ameritech Indiana," selling principally landline local telephone service as described below.

Proposed Merger with SBC Communications Inc.

   On May 11, 1998, Ameritech and SBC Communications Inc. (SBC) jointly announced their signing of a definitive merger agreement
(Merger Agreement). The Merger Agreement provides that a wholly owned subsidiary of SBC will be merged into Ameritech (the Merger) and Ameritech will become a wholly owned subsidiary of SBC. The Merger is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. In the Merger, each share of Ameritech common stock (other than shares owned by Ameritech, SBC or their respective subsidiaries) will be converted into and exchanged for 1.316 shares of SBC common stock.

   The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, principally by the Federal Communications Commission (FCC), the Illinois Commerce Commission (ICC) and the Public Utility Commission of Ohio (PUCO).

   On March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the SBC-Ameritech merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain "overlapping" cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis. Under the proposed consent decree, Ameritech is obligated to divest its cellular  telephone  interests in St. Louis and  other  markets  in
Missouri, as well as its interests in three other markets in Illinois where there is an overlap with Comcast. In the remaining markets in Illinois (including Chicago) and Indiana where SBC and Ameritech have overlapping cellular properties, the proposed consent decree allows Ameritech and SBC to choose which of their two cellular properties to divest. If Ameritech and SBC consummate their merger before they have completed these divestitures, the remaining properties to be divested will be transferred to and controlled by a trustee appointed by the Department of Justice. The divestitures, whether made by SBC, Ameritech or the trustee, must be completed within 180 days from the earlier of the time of consummation of the merger or the time the parties receive the final approvals needed for the merger from the FCC. After a required 60-day comment period on the proposed consent decree (which is expected to begin shortly), the Department of Justice is expected to reply to any public comments and seek final approval and entry of the decree by the U.S. District Court in Washington, D.C.

   On March 29, 1999, the hearing examiners of the ICC issued their proposed order approving the Merger subject to certain conditions. The more significant conditions are to return to customers 100% of the net Merger-related savings, which may be reduced to 50% if certain performance requirements are met. Further, SBC must ensure certain employment levels will not be reduced due to the Merger, and that capital investments and charitable contributions in Illinois are continued generally at historical levels. The proposed order is subject to normal due process proceedings before it goes to the commissioners of the ICC for a vote. Under Illinois law, such vote must occur on or before June 24, 1999.

   In February 1999, the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio signed a proposed merger settlement agreement. The proposed settlement, which requires formal PUCO approval, among other things would guarantee Ameritech Ohio workforce levels for two years, extend the Advantage Ohio price cap plan for basic residential phone rates, provide for certain discounts for resold local residential service and residential unbundled local loops to foster facilities-based residential competition, set various competitive and service quality benchmarks and establish monetary penalties if those benchmarks are not met, and provide financing for consumer education and community technology funds.

   More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.

Indiana Bell's Full Service Communications Business

   Indiana Bell is responsible within its service areas for providing telephone and other communications services, subject to regulation by the FCC and the state regulatory commission, the Indiana Utility Regulatory Commission (IURC). We furnish a wide variety of advanced communications services, including local exchange and toll service and network access, and communications products to business, residential and communications company customers in an operating area comprised of seven Local Access and Transport Areas (LATAs) in Indiana. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which we may provide telephone service. We provide two basic types of communications services:

- We transport communications traffic between a customer's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport).
- In addition, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of long-distance carriers, which in turn provide communications service between LATAs (interLATA, or long-distance, service).

   We  serve  about 64% of the population and 28% of the geographic
area  of  Indiana.   The  remainder  of  the  state  is  served  by
nonaffiliated telephone companies.

   In addition, we provide public telephone and local and toll operator services (including collect calls, third number billing, person-to-person and calling card calls). A national directory assistance service is offered by us in parts of Indiana and by other Ameritech subsidiaries in the other four states in the Ameritech region. We offer call management services (including voice mail, Caller ID, call waiting and call forwarding), as well as digital network services (such as online database access and fax messaging, document sharing functions and video conferencing for desktop computers). We provide billing and collection services for several companies, including billing for long-distance services offered by certain long-distance carriers. We currently offer a single monthly statement for phone service and a variety of other Ameritech services as well as around-the-clock customer service, for all residential, small business and home office customers.

   We market our local phone services on a wholesale basis to certain other companies that resell our network services. Our customers are other network and information providers, including cellular and personal communications services and competing local service companies, who buy our services to use in their product offerings.

   In 1998, we added 78,000 customer access lines, primarily as a result of second line additions and increased business usage. We now serve 2,241,000 lines in Indiana, a 3.6% increase over lines served in 1997. Demand for speed and access drove record growth in our data services, reflecting, among other things, strong increases in sales of high-speed lines and high-capacity circuits. Demand for call management services also grew, as customers sought greater convenience and control over their telephone communications.

   Under an agreement with Ameritech Publishing, Inc., an Ameritech subsidiary doing business as Ameritech Advertising Services, we furnish to Ameritech Publishing certain services and data to be used by them in publishing and distributing classified and alphabetical directories. In exchange, we receive compensation for our services and data.

   Ameritech Services, Inc. (ASI), a company we own jointly with the other four Ameritech landline communications subsidiaries, provides us with technical services, procurement, marketing, human resources management and regulatory planning, as well as labor contract bargaining oversight and coordination. ASI is a shared resource, providing operational support for the five Ameritech landline communications subsidiaries and integrated communications and information systems for all Ameritech companies.

   In 1998, about 89% of our total operating revenues were from communications services and the remainder were principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 68% of the revenues from communications services were attributable to intrastate operations.

Regulatory Environment - Federal

   Among other things, the FCC develops and implements policies concerning interstate communications by wire. In addition to developing regulations to carry out the intent of the Telecommunications Act of 1996 (the 1996 Act), the FCC prescribes for certain communications companies a uniform system of accounts and rules for apportioning costs between regulated and nonregulated services. The FCC, in consultation with representatives of state regulatory commissions, is also responsible for the principles and standard procedures used to separate regulated property, plant and equipment costs, revenues, expenses, taxes and reserves between those applicable to interstate services under FCC jurisdiction and those applicable to intrastate services under the jurisdiction of the applicable state regulatory commission.

The Telecommunications Act of 1996

   In  general, the 1996 Act includes provisions designed  to  open local exchange markets to competition and to afford the regional holding companies (RHCs) and their affiliates the competitive opportunity to provide interLATA (long-distance) services. Under the 1996 Act, the RHCs ability to provide in-region long-distance services is dependent upon their satisfaction of, among other conditions, a 14-point "competitive checklist" of specific requirements for opening the local market to competition.

   In late 1997, a U.S. District Court in Texas ruled that certain line-of-business restrictions in the 1996 Act, including the requirement in Section 271 that the RHCs must comply with the competitive checklist before being permitted to provide long-distance services to local phone customers, constituted an unconstitutional bill of attainder by virtue of their exclusive applicability to the RHCs. The U.S. Court of Appeals for the Fifth Circuit reversed that decision in September 1998, and in January 1999 the U.S. Supreme Court declined to hear an appeal of the appellate court decision.

   In two other cases, similar constitutional challenges were rejected by the U.S. Court of Appeals for the District of Columbia Circuit (the D.C. Circuit Court). In May 1998, the D.C. Circuit Court found that Section 274 of the 1996 Act, which covers electronic publishing activities, did not constitute an unconstitutional bill of attainder. A petition for certiorari, seeking review of that decision, is pending before the U.S. Supreme Court. In December 1998, the D.C. Circuit Court ruled against another bill of attainder constitutional challenge to the long-distance provisions of Section 271 of the 1996 Act.

Local Interconnection and Unbundled Access

   In January 1999, the U.S. Supreme Court issued its opinion on various cross-appeals of the 1997 decision of the U.S. Circuit Court of Appeals for the Eighth Circuit (the Eighth Circuit Court) relating to the FCC's 1996 order on the local interconnection provisions of the 1996 Act (the Interconnection Order).

   The Supreme Court reversed portions of the Eighth Circuit Court's earlier decision that had vacated several provisions of the Interconnection Order. The Court decided that the FCC has rulemaking authority to implement the local competition provisions of the 1996 Act, including pricing methodology. This overturned the Eighth Circuit Court's ruling that the states were vested with exclusive jurisdiction over the pricing for local interconnection, unbundled network elements and local service resale provided by incumbent local exchange carriers (ILECs) to competitive local exchange carriers (CLECs). The Supreme Court also reinstated the FCC's "pick and choose" rules allowing CLECs to select among individual provisions from other existing interconnection agreements.

   The Supreme Court upheld the FCC's determination that the definition of a network element could include items beyond physical facilities and equipment, such as operational support systems, operator services, directory assistance and vertical services such as call forwarding and caller identification. It further ruled that the FCC could bar ILECs from separating already combined network elements. However, the Supreme Court overturned the FCC's rule identifying and requiring ILECs to offer specific network elements, finding that the FCC had not adequately considered, as required by the 1996 Act, whether those specific unbundled network elements were "necessary" or whether the failure to provide access to them might "impair" the ability of CLECs to provide competitive services. We believe that this ruling supports our view that the objectives of the 1996 Act, including development and deployment of advanced technologies desired by customers, will best be served by encouraging infrastructure investments, rather than through unlimited blanket access to all ILEC network elements.

   Since the Eighth Circuit Court's 1997 opinion, local interconnection matters and unbundled network element pricing have been resolved primarily through negotiated interconnection agreements or state commission arbitration proceedings. The substantive validity of the FCC's pricing rules, including its total element long-run incremental cost (TELRIC) pricing methodology, was not before the Supreme Court, and will be addressed by the Eighth Circuit Court on remand. Pending judicial resolution of the appropriate pricing methodologies and a determination by the FCC of which unbundled network elements must have made available, we expect to continue to negotiate and enter into interconnection agreements and pursue, through appropriate state or federal proceedings, timely recovery of our costs.

   In February 1999, Ameritech sought review by the U.S. Supreme Court of the separate Eighth Circuit Court decision last year regarding shared transport. In 1998, the Eighth Circuit Court upheld the FCC's determination that "shared transport," which would include access to all of an ILEC's transport facilities, is a network element that should be made available to competitors on an unbundled basis.

   The outcome of future regulatory and judicial developments in this area is subject to continuing uncertainty. We believe that the pricing rules and methodologies generally adopted by our state commission with respect to our existing interconnection agreements should not differ materially from those that may be applied under proposed FCC pricing methodologies. We further expect that future judicial or regulatory decisions will define reasonable limiting standards, consistent with the purposes of the 1996 Act, as to which of our existing network elements must be made available to competitors. We can give no assurance, however, that future regulatory and judicial determinations may not have a material adverse effect on our future revenues and operating margins.

Reciprocal Compensation

   A number of CLECs are engaged in regulatory and judicial proceedings with various ILECs, including Indiana Bell, with respect to the payment of reciprocal compensation to the CLECs for calls originating on the ILECs' networks for dial-up connections to access the Internet via Internet service providers (ISPs) served by the CLECs' networks. The CLECs have asserted that reciprocal compensation for such calls is provided for by interconnection agreements between the CLECs and the ILECs. Together with other ILECs, Ameritech has maintained that we are not required to make such reciprocal compensation payments pursuant to those agreements because such traffic is interstate access service, not local.

   On February 26, 1999, the FCC ruled that a substantial portion of Internet traffic is interstate and therefore under federal law it is not subject to reciprocal compensation obligations. As a result, the FCC issued a notice of proposed rulemaking to develop a federal inter-carrier compensation rule for Internet traffic. During the interim, the FCC concluded that state commissions may determine in arbitrations whether reciprocal compensation should be paid for this traffic. In finding that dial-up calls to ISPs are largely interstate, the FCC concluded that dial-up traffic to the Internet does not terminate at the ISP's local server, but continues to the ultimate Internet website, which is often in another state. This echoed an earlier FCC opinion and order in response to a federal tariff application for a high-speed dedicated Internet connection. The FCC noted, however, that carriers remain bound by their existing interconnection agreements, and thus may be subject to reciprocal compensation obligations to the extent provided by such interconnection agreements. A number of CLECs have filed petitions seeking federal appellate court review of the FCC's ruling on the interstate nature of dial-up calls to ISPs. Various ILECs have challenged the FCC's order with respect to the ability of state commissions to impose reciprocal compensation on Internet traffic.

   Ameritech believes that this FCC ruling confirms its view that Internet traffic is appropriately classified as interstate and that reciprocal compensation is not payable in connection with dial-up access to the Internet via ISPs. Ameritech therefore intends to continue to pursue judicial appeals of the contrary state commission determinations that preceded this FCC ruling. Cases that involve appeals by Ameritech's landline communications subsidiaries of adverse decisions are currently pending before the U.S. Court of Appeals for the Seventh Circuit and U.S. District Courts in Michigan and Wisconsin.

   Ameritech believes that its view, that reciprocal compensation is not payable in these circumstances, ultimately should be upheld. However, there can be no assurance as to that outcome or that we will not be required to begin to make such reciprocal compensation payments under existing interconnection agreements. Pending the outcome of current judicial appeals, Ameritech's Illinois, Michigan and Wisconsin landline communications subsidiaries are making reciprocal compensation payments, under protest, pursuant to existing interconnection agreements with CLECs providing services to ISPs. In addition to such payments, we are making periodic accruals of amounts which may become payable in Indiana in the event our view is not ultimately upheld.

Universal Service, Access Charge Reform and Price Caps

   In May 1997, the FCC issued three closely related orders that established rules to implement the universal service provisions of the 1996 Act (the Universal Service Order) and to revise both interstate access charge pricing (the Access Reform Order) and the price cap plan for ILECs (the Price Cap Order).

Universal Service

   The FCC's Universal Service Order provides that all interstate telecommunications providers will be required to contribute to universal service funding, based on retail telecommunications revenues. The Universal Service Order establishes a multi-billion dollar interstate universal service fund to help link eligible schools and libraries and low-income consumers and rural health care providers to the global telecommunications network (including the Internet). The FCC directed the phase-in of these funds through 1999.

Access Charge Reform

   In its Access Reform Order, the FCC restructured interstate access pricing and adopted changes to its tariff structure that require ILECs to use rates that reflect the type of costs incurred.

   In addition to the changes introduced in connection with the Access Reform Order, we have implemented state changes that mirror the federal access reform structure. Various interexchange carriers opposing such changes have filed complaints before the Illinois, Michigan and Wisconsin state commissions seeking lower access charges. The state commissions in Illinois (the Illinois Commerce Commission) and Michigan (the Michigan Public Service Commission or MPSC), in response to such a complaint, have ordered Ameritech to split the intrastate primary interexchange carrier charge (PICC) into two separate per-line components, with one-half of the total charge payable by the intraLATA toll carrier and the other half by the interLATA toll carrier. A similar split of the intrastate PICC was ordered by the IURC in its ongoing investigation of universal service and access reform. Accordingly, the revenues they receive from this charge will decrease to the extent that Ameritech is the intraLATA toll carrier. In addition, the MPSC required that these changes be made retroactive to January 1, 1998, when the initial tariffs for this charge were filed. Ameritech has appealed the MPSC's order.

Price Caps

   Our interstate access services are subject to price cap regulation, which limits prices rather than profits. The Price Cap Order effectively reduced access charges by increasing the price cap productivity offset factor to 6.5% from the previous 5.3% and by applying this factor uniformly to all access providers. The order also required ILECs subject to price cap regulation to set their 1997 price cap index assuming that the 6.5% factor had been in effect since July 1996. Certain parties have sought judicial review of the Price Cap Order, and a decision by the D.C. Circuit Court with respect to these matters currently is pending.

   We currently cannot predict the precise impact of these regulatory changes on our business, especially as their nature and timing may evolve in connection with judicial and FCC consideration of other provisions of the 1996 Act.

Number Portability

   On May 5, 1998, the FCC entered an order to allow telecommunications carriers, such as Indiana Bell, to recover over a five-year period their carrier-specific costs of implementing long-term number portability. Long-term number portability allows customers to retain their local telephone numbers in the event they change local exchange carriers. We are completing implementation of long-term number portability in compliance with an FCC-mandated schedule. Our number portability surcharge became effective February 1, 1999, subject to a designation order, which could result in a reduced surcharge and a partial refund.

Pay Phone Per Call Compensation

   In February 1999, the FCC ruled on remand from the D.C. Circuit Court that the rate interexchange carriers are to pay us for their customers' "dial-around" access or toll-free calls originating on our pay phones be decreased from $0.284 per call to $0.24 per call commencing upon the April 1999 effective date of the order. The FCC also directed that a reduced rate of $0.238 per call be applied retroactively for the period from October 7, 1997 through the effective date of the FCC order. Based on the February 1999 FCC ruling, which we may appeal, our previously reported pay phone revenues will be reduced by approximately $3.1 million, with such reduction to be reflected in the first quarter of 1999.

Audit Report on Continuing Property Records

   On March 12, 1999, the FCC released the result of a staff-level audit of the property records of certain central office equipment maintained by Ameritech's landline communications subsidiaries, including Indiana Bell, and the other RHCs. Based solely on a physical verification audit, this report alleged an overstatement, and consequently recommended a write-off, of approximately $567 million of Ameritech's central office equipment; however no allocation of the write-off among Ameritech's five landline communication subsidiaries was reflected in the audit. In releasing this audit report, the FCC stated that it did not pass judgment on its accuracy or the reasonableness of its conclusions or recommendations.

   Ameritech has issued a response to the audit that, among other things, disputes the validity of its auditing and statistical sampling methods. We also dispute the practical consequences of the FCC's property audit while under a price cap regulatory plan. Further, in the event the FCC required us to write central office equipment off our books, we believe there would be no accounting impact on net plant because we follow the group method of depreciation. Under this method plant retirements are charged against the accumulated depreciation balance.

   The FCC has announced plans to seek public comment on issues raised by the audit results.

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

   In 1997, we filed a revised alternative regulation plan and requested an interim extension of Opportunity Indiana which was due to expire at the end of 1997. In December 1997, the Commission issued a final order on interim relief in the Opportunity Indiana proceeding. The order addressed the manner in which we will be regulated until such time as a longer term replacement regulatory structure is finalized. The ruling extended most of the alternative regulation plan that had been in place since 1994. However, we were also ordered to reduce our rates for basic residential and business service by 4.6% and to continue our infrastructure spending on fiber optics for interested schools, hospitals and government centers, and on contributions to a fund to provide distance learning equipment and courses in schools all over the state. We have initiated an appeal of this order to the Indiana Court of Appeals, and we expect that briefing on the appeal will conclude in the first quarter of 1999. Until such time as the Court of Appeals issues a ruling, we will operate under the provisions of the IURC's final order on interim relief, with the exception of the requirement to reduce basic local service rates. Because Indiana law provides that we can continue charging our current rates until the order is entered on the appeal, we will maintain basic local rates at their current levels.

Long-distance Services

   InterLATA long-distance is a $1 billion market in our local service area. Under the 1996 Act, Ameritech and the other RHCs must open their respective local markets to competition by implementing a 14-point checklist before they can offer interLATA long-distance services to their local landline customers. In considering an application to offer interLATA long-distance service, the FCC must determine whether or not an RHC has satisfied the statutory criteria, including the competitive checklist and various structural and accounting rules, and whether its entry into long-distance is consistent with the public interest. An RHC is restricted from providing interLATA long-distance service until the FCC determines that these criteria have been met. The FCC gives substantial weight to Department of Justice recommendations in reviewing RHC applications to enter the market. In preparation, we have negotiated or arbitrated numerous agreements with competitors to allow interconnection access to our network elements at cost-based rates and purchase of our local services at wholesale rates for resale to the public.

   FCC rules require that interLATA long-distance service be offered by Ameritech's long-distance subsidiary, Ameritech Communications Inc., which is certified to provide long-distance service in all states outside the Ameritech five-state region. Accordingly, Ameritech's entry into this market will not generate long-distance revenues for Indiana Bell.

Evolution of the Industry

   Growing customer need for new services, new technologies, regulatory reform and corporate alliances are accelerating the pace of change and creating intense competition in the communications industry. We believe that more competition in our industry is inevitable.

   With the passage of the 1996 Act and other regulatory initiatives, our local service markets have been more extensively opened to new competitors, many of which are believed to have initially targeted high-volume business customers in densely populated areas. Interconnection agreements with competitive service providers require us to provide interconnection or access to unbundled network elements at cost-based rates and telecommunications services at discounted, wholesale rates. These agreements and applicable tariffs may result in some downward pressure on our local service revenues, as a portion of our revenue shifts from local service at retail prices to network access and wholesale services at lower rates and as some competitors provide services using their own networks, in whole or in part. We cannot predict with certainty the impact that these and other developments ultimately may have on our future business, results of operations or financial condition.

Patents, Trademarks and Other Intellectual Property

   Indiana Bell, through its parent, Ameritech, has rights to use various patents, copyrights, trademarks and other intellectual property necessary to conduct its business. We do not believe that the expiration of any of our intellectual property, or the nonrenewal of rights to use it, would have a material adverse affect on our business.

Indiana Bell's Human Resources

   We employed 3,849 people as of December 31, 1998, compared with 4,002 as of December 31, 1997. The Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) represent about 3,250 of our employees. Of those so represented, about 93% are represented by the CWA and about 7% are represented by the IBEW, both of which are affiliated with the AFL-CIO.

   During  June  1998,  the IBEW ratified a new five-year  contract effective June 28, 1998. The contract provides basic wage increases of 11.2% (compounded) over three years and a one-time
$500 signing bonus per employee. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be re-opened in 2001 to address certain economic wage issues for the final two years of the contract.

   The CWA reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract was effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period and a one-time $500 signing bonus per employee, and also addresses benefits, pensions, work rules and other wage-related items.

Environmental Matters

   Indiana Bell is subject to a number of environmental matters, primarily as a result of contractual sharing arrangements among Ameritech and the other RHCs that continue in effect and relate to predivestiture contingent liabilities of AT&T Corp. Our financial statements reflect a recorded liability for our estimated share of such contingent liabilities in accordance with generally accepted accounting principles.

Item 2.  Properties.

General

   The large number and widespread locations of Indiana Bell's properties make it difficult to provide detailed descriptions of the physical characteristics of the individual components. In general, however, we can categorize our investment in property, plant and equipment at year-end 1998 as follows:

- "Land and Buildings," consisting of land we own including improvements (namely central and administrative offices), represents 9% of our total investment;
- "Central office equipment," including switching and transmission equipment and related facilities, represents 40%;
- "Cable, wiring and conduit (or outside plant)," including aerial cable, poles, underground cable, conduit and wiring, represents 46%;
- "Other," including motor vehicles, computers and other support assets, represents 4%; and,
-  "Plant under construction" represents 1%.

   Virtually all of our plant investment is attributable to the communications segment.

Capital Expenditures

   Our total investment in property, plant and equipment increased from about $3.0 billion at year-end 1993 to $3.4 billion at year-end 1998, after giving effect to retirements but before deducting accumulated depreciation at either date. Growth in capital expenditures was driven by demand in our business and regulatory requirements, such as those related to the 1996 Act. Capital expenditures, the single largest use of our funds, were $196 million in 1998, $178 million in 1997 and $203 million in 1996.

   Our capital spending is based on customer needs and Ameritech's overall business plans. Investments in technologies that will enable us to provide customers with new products and services represent a high priority. We continued to modernize our network throughout 1998. By investing in our telecommunications infrastructure, we can anticipate and meet the demands on the network by customers seeking Internet access, high speed data transmission, information management and other communications services.

   The FCC recently issued a staff-level audit report concerning certain of our property records. Refer to Item 1 for a discussion of this audit report.

Item 3.  Legal Proceedings.

   We are a party to various legal and regulatory proceedings arising in the ordinary course of business. While there can be no assurance as to the ultimate outcome of any pending proceedings, as of the date of this report, Ameritech does not believe that any pending legal proceedings to which Indiana Bell or its properties are subject are required to be disclosed as material legal proceedings pursuant to this item.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

   Omitted pursuant to General Instruction I(2).

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters

   We are a wholly owned subsidiary of Ameritech Corporation. Accordingly, our common stock is not publicly traded. Management declares quarterly dividends at its discretion, typically in an amount equal to a substantial portion of estimated net income for the quarter.

                                PART II

Item 6.  Selected Financial Data.

             INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                        SELECTED FINANCIAL DATA
                         (Dollars in Millions)

                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----
Revenues
 Local service...........  $  723.7  $  676.3  $  634.1  $  572.1  $  531.2
 Interstate
  network access.........     274.5     272.1     258.9     242.9     243.2
 Intrastate
  network access.........      73.7      78.5      81.5      89.8     103.6
 Long-distance...........     136.6     140.3     151.6     150.7     152.3
 Other...................     154.5     132.7     125.7     156.9     137.8
                           --------  --------  --------  --------  --------
Total revenues...........   1,363.0   1,299.9   1,251.8   1,212.4   1,168.1
Operating expenses*......     903.4     866.4     836.3     799.4     951.3
                           --------  --------  --------  --------  --------
Operating income.........     459.6     433.5     415.5     413.0     216.8
Interest expense.........      17.4      17.5      16.1      17.4      17.3
Other income, net........       5.3       5.1       3.8       2.1       4.8
Income taxes.............     175.1     159.5     141.8     146.8      67.3
                           --------  --------  --------  --------  --------
Income before
 extraordinary items.....     272.4     261.6     261.4     250.9     137.0
Extraordinary items **...       -         -         -         -      (220.7)
                           --------  --------  --------  --------  --------
Net income (loss)........  $  272.4  $  261.6  $  261.4  $  250.9  $  (83.7)
                           --------  --------  --------  --------  --------
Total assets.............  $1,628.8  $1,594.4  $1,595.7  $1,568.2  $1,541.5
Property, plant
 and equipment, net......  $1,186.7  $1,197.0  $1,215.3  $1,192.2  $1,227.6
Capital expenditures,
 net.....................  $  196.4  $  178.4  $  203.2  $  153.6  $  140.1
Long-term debt...........  $  233.9  $  233.9  $  234.0  $   85.8  $   86.1
Debt ratio...............      25.3%     28.5 %    30.4 %    27.3 %    34.1 %
Return on average
 equity..................      37.1%     37.8 %    38.8 %    39.3 %   (12.0)%
Return on average
 total capital...........      29.2%     29.0 %    29.1 %    28.8 %    (5.8)%
Pretax interest
 coverage................      31.6      25.1      29.8      26.2      14.1
Customer lines,
 end of year (000s)......     2,241     2,163     2,086     2,018     1,924
Customer lines served by -
 Digital electronic
  offices................      87.8%     87.6 %    82.1 %    80.3 %    78.3 %
 Analog electronic
  offices................      12.2%     12.4 %    17.9 %    19.7 %    21.7 %
Customer lines
 per employee............       582       540       515       482       438
Employees, end of year...     3,849     4,002     4,052     4,188     4,398
-------------------

   * Operating  expenses  in    1995 include  a  net  work  force
     restructuring credit of $36.9 million, while 1994 operating expenses include a nonmanagement work force restructuring charge of $93.5 million.

 ** We had a noncash after-tax extraordinary charge in 1994 of $220.7 as a result of the discontinuance of the application of FAS 71 (accounting in a regulatory environment).

Item 7.  Management's Discussion and Analysis of Results of
         Operations.
         (Dollars in Millions)

   Following is a discussion and analysis of the results of our operations for the year ended December 31, 1998 and for the year ended December 31, 1997, which is based on the Statements of Income and Reinvested Earnings. Other pertinent data is also set forth in Selected Financial Data.

Results of Operations

Revenues

   Total operating revenues were $1,363.0 million for 1998 and $1,299.9 million for 1997. The increase of $63.1 million or 4.9% consisted of the following:

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
     Local service.........   $ 723.7   $ 676.3   $   47.4      7.0

   Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. Local service revenues increased in 1998 due primarily to volume increases, reflecting strong growth in the demand for data services. Growth in ISDN lines and high-capacity circuits, resulting from the proliferation of fax machines, Internet usage and computer communications, drove the volume increases. Sales of call management services, such as call waiting and Caller ID, also increased, as did the usage of these services on a pay-per-use basis. Access lines in service increased 3.6% to 2,241,000 as of December 31, 1998 compared with 2,163,000 as of December 31, 1997 (restated to standardize counting of voice-grade equivalent lines).

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
     Network access
      Interstate...........   $ 274.5   $ 272.1   $    2.4      0.9
      Intrastate...........      73.7      78.5       (4.8)    (6.1)

   Network access revenues are fees charged to interexchange carriers that use our local landline communications network to connect customers to their long-distance network. In addition, end users pay flat rate access fees to connect to the long-distance networks. These revenues result from both interstate and intrastate services. Interstate network access revenues increased in 1998 due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Beginning in 1998, as a result of a change in the FCC's mechanism for funding universal service, we accounted for expenses related to universal service funding as a component of other operating expenses, rather than a revenue offset. This resulted in a revenue increase of approximately $6.1 million compared with the prior year. Net rate reductions resulting from access charge reform effective July 1, 1997, and additional reductions that took effect July 1, 1998, partially offset the increase. In addition, a change in reporting classification of certain pay phone revenues from interexchange carriers for their customers' use of our pay phone reduced interstate network access revenues and increased miscellaneous revenues by approximately $9.8 million in 1998. Minutes of use related to interstate calls increased by 3.6% in 1998 compared with the prior year.

   Intrastate network access revenues decreased in 1998 due primarily to rate reductions resulting from access charge reform, combined with a change in reporting classification of certain pay phone revenues as discussed above. This change in classification reduced intrastate network access revenues and increased miscellaneous revenues by approximately $1.1 million in 1998. Volume increases, resulting primarily from increased demand for network access with respect to intrastate calls, partially offset the decrease. Minutes of use related to intrastate calls increased by 5.3% compared with the prior year.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Long-distance.........  $ 136.6   $ 140.3   $   (3.7)    (2.6)

   Long-distance service revenues result from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). Long-distance service revenues decreased in 1998 due primarily to volume decreases resulting from increased competition among providers of local toll calling services. Rate increases partially offset the volume decrease.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Other.................  $ 154.5   $ 132.7   $   21.8     16.4

   Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. Other revenues increased in 1998 due primarily to a change in classification of certain pay phone revenues from interexchange carriers, as discussed above. Growth in equipment sales and other nonregulated services, such as voice mail, also contributed to the increase.

Operating Expenses

   Total operating expenses in 1998 increased by $37.0 million or 4.3% to $903.4 million. The increase resulted primarily from higher depreciation and amortization expense, as well as an increase in other operating expenses, as discussed below.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Employee-related
       expenses.............  $ 220.8   $ 215.1   $    5.7      2.6

   Employee-related expenses increased in 1998 due primarily to wage rate and bonus increases, partially offset by lower force levels and decreased overtime expenses. An increase in other employee benefits also contributed to the increase.

   Most of our nonmanagement work force (about 85% of total employees) is represented by either the CWA or the IBEW. During June 1998, the IBEW ratified a new five-year contract effective June 28, 1998. The contract provides basic wage increases of 11.2% (compounded) over three years and a one-time $500 signing bonus per employee. In addition, the contract addresses benefits, pensions, work rules and other wage-related items. The contract will be re-opened in 2001 to address certain economic wage issues for the final two years of the contract.

   The CWA reached similar terms under an agreement ratified by union membership on July 17, 1998. The CWA contract was effective August 9, 1998 and expires on March 31, 2001. The contract provides basic wage increases of 11.2% (compounded) over the contract period and a one-time $500 signing bonus per employee, and also addresses benefits, pensions, work rules and other wage-related items.

   There were 3,849 employees as of December 31, 1998, compared with 4,002 as of December 31, 1997.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Depreciation and
       amortization.........  $ 209.8   $ 199.0   $   10.8      5.4

   Depreciation and amortization expense increased in 1998 due primarily to higher average property, plant and equipment balances resulting from continued network expansion. Higher depreciation rates, resulting from increasing investments in newer technologies that have shorter depreciable lives, also contributed to the increase.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Other operating
       expenses.............  $ 423.6   $ 405.5   $   18.1      4.5

   Other operating expenses increased in 1998 due primarily to higher access charge expenses resulting from state commission rulings (which we are contesting) that require local exchange carriers to pay reciprocal compensation for calls by their customers to the Internet via Internet service providers (ISPs) who, in turn, are customers of competing local exchange carriers. Higher contract and affiliated services expenses related primarily to systems programming and network support, also contributed to the increase. A decrease in uncollectibles resulting from improved collections of past-due accounts, combined with a decrease in advertising expenses, resulting primarily from the timing of promotions and other marketing campaigns, partially offset these increases.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Taxes other than
       income taxes.........  $  49.2   $  46.8   $    2.4      5.1

   Taxes other than income taxes consist of property taxes and other taxes not directly related to earnings. The increase in taxes other than income taxes was attributable to an increase in property tax expense resulting from higher assessed valuations in 1998.

Other Income and Expenses

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Interest expense......  $  17.4   $  17.5   $   (0.1)    (0.6)

   Interest expense decreased in 1998 due primarily to lower interest on borrowings from the Ameritech short-term funding pool, reflecting lower average debt balances, combined with a decrease in interest expense related to company-owned life insurance.

                                                     Change
                                                     Income   Percent
                                 1998      1997    (Expense)  Change
                                 ----      ----    --------   ------
      Other income,
       net..................  $   5.3   $   5.1   $    0.2      3.9

   Other income, net includes equity earnings of affiliates, interest income and other nonoperating items. Other income increased in 1998 due primarily to increased interest income. A decrease in equity earnings from Ameritech Services, Inc. (ASI), largely resulting from the impact of ASI's gain on the sale of its investment in Bellcore in November 1997, partially offset the increase.

                                                   Increase   Percent
                                 1998      1997   (Decrease)  Change
                                 ----      ----    --------   ------
      Income taxes..........  $ 175.1   $ 159.5   $   15.6      9.8

   Income taxes increased in 1998 due primarily to the tax impacts resulting from the centralization of the administration of benefits for employees as further discussed in Note B, as well as the increase in pretax earnings discussed above.

Other Matters

   Refer to Item 1 for a discussion of Federal and State regulatory matters and competition.

Year 2000 readiness

   The Year 2000 issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize the year 2000 or process data that include it, potentially causing data miscalculations or inaccuracies or operational malfunctions or failures.

   Ameritech has established a centrally managed, companywide (rather than by subsidiary) initiative to identify, evaluate and address Year 2000 issues. Begun in May 1996, Ameritech's Year 2000
effort  covers  network  and  supporting  infrastructure  for   the
provision of local switched and data telecommunications services. Also within the scope of this initiative are operational and financial information technology (IT) systems and applications, end-user computing resources and building systems, such as security, elevator and heating and cooling systems. In addition, the project
includes   a  review  of  the  Year  2000  compliance  efforts   of
Ameritech's key suppliers and other principal business partners, and as appropriate, the development of joint business support and continuity plans for Year 2000 issues. While this initiative is broad in scope, it is structured to identify and prioritize our efforts for mission-critical systems, network elements and products and key business partners.

   Work is progressing in the following phases: inventory, assessment, remediation, testing, deployment and monitoring. Although the pace of the work varies among Ameritech's business units and the phases often are conducted in parallel, as of December 31, 1998, Ameritech had substantially completed the inventory and assessment phases; the remediation phase was nearing completion; and the testing and deployment phases were well underway.

   As of December 31, 1998, the majority of network elements requiring corrective activity, including substantially all of the core network switches and other network components that we regard as mission-critical, have been made Year 2000 ready and deployed back into production. As of December 31, 1998, more than 90% of Ameritech's total identified IT applications, including substantially all determined to be mission-critical, have been remediated, and a majority of all corrected applications have completed certification testing and been deployed back into production. Ameritech has also made substantial progress in Year 2000 readiness preparations for its remaining infrastructure components (buildings and physical facilities, internal voice telephone systems, and desktop PCs), and these efforts are scheduled to be completed in mid-1999. Final integration testing for certain critical systems and processes is scheduled to be completed by the end of the third quarter of 1999.

   With the majority of our various systems remediated and a substantial portion of those already tested and deployed back into production, Ameritech believes we are well positioned to complete the remediation and deployment of our remaining systems, any additional testing that may be necessary, and the development of our business contingency and continuity plans in advance of the Year 2000 transition. However, our ability to meet that goal remains dependent upon a variety of factors, including the timely provision of necessary upgrades and modifications by our suppliers and contractors. In some instances, upgrades or modifications are not expected to be available until mid- or late-1999.

   Ameritech has sought Year 2000 readiness information from various third-party suppliers on whom we depend for certain
products   or  essential  services  (such  as  electric  utilities,
interexchange carriers, etc.), but Ameritech has no method of ensuring that these suppliers will convert their critical systems and processes in a timely manner. Ameritech is developing business contingency and continuity plans (see discussion below), and is continuing to work with key suppliers as part of a supplier compliance program to seek to minimize such risks.

   As is the case for other communications services providers, there exists a worst case scenario possibility that a failure to correct a Year 2000 program in one or more of our mission-critical network elements or IT applications could cause a significant disruption or interruption in certain of our normal business functions. Based on Ameritech's assessments and work to date, Ameritech believes that any such material disruption to our operations due to failure of an internal system is unlikely. However, due to the uncertainty inherent in Year 2000 issues generally and those that are beyond our control in particular (e.g. the final Year 2000 readiness of our suppliers, customers, utilities, and interconnecting carriers), there can be no assurance that one or more such failures would not have a material impact on our results of operations, liquidity or financial condition.

   There may also be Year 2000 issues in customer premises equipment (CPE), including CPE that we have sold or maintained and CPE that is used in connection with 911 services. Although the customer generally is responsible for CPE, customers could attribute a Year 2000 disruption in their CPE to a malfunction of our network service. Ameritech has taken steps to encourage many of our customers potentially at risk to undertake the necessary assessment and remedial activities to avoid a Year 2000 problem with their equipment and systems.

   Ameritech currently estimates that it and all of its subsidiaries combined, including Indiana Bell, will incur expenses of approximately $250 million through 2001 in connection with their anticipated Year 2000 efforts, of which approximately $108 million had been incurred through December 31, 1998. The timing of our expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Ameritech anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather will represent the redeployment of existing IT resources. Ameritech also expects to incur certain capital improvement costs (totaling approximately $30 million) to support this project. Such capital costs ($12 million as of December 31, 1998) are being incurred sooner than originally planned but, for the most part, would have been required in the normal course of business.

   As part of its Year 2000 initiative, Ameritech is evaluating scenarios that may occur as a result of the century change and is in the process of developing contingency and business continuity plans tailored for Year 2000-related occurrences. Contingency planning to maintain and restore service in the event of natural disasters, power failures and software-related problems has been part of our standard operation for many years, and we are working to leverage this experience in the development of contingency and continuity plans tailored to meet Year 2000-related challenges. This work is being performed through centrally managed, companywide teams organized by critical business functions (including ordering, provisioning, maintenance, billing and power). Ameritech's contingency and business continuity plans are expected to assess the potential for business disruption in various scenarios, and to provide for key operation back-up, recovery and restoration alternatives.

   The above information is based on Ameritech's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the availability and cost of personnel trained in this area, the ability to locate and correct all affected computer code, the timing and success of Year 2000 remedial efforts of our customers and suppliers, and similar uncertainties.

New accounting pronouncements

   In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1,
"Accounting  for  the  Costs  of  Computer  Software  Developed  or
Obtained  for  Internal  Use."   This  SOP  provides  authoritative
guidance for the capitalization of certain costs related to computer software developed or obtained for our internal applications, such as:

- External direct costs of materials and services, such as programming costs,
- Payroll costs for employees devoting time to the software project, and
-  Interest costs to be capitalized.

   Costs incurred during the preliminary project stage, as well as training and data conversion costs, are to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15, 1998. We will adopt SOP 98-1 in the first quarter of 1999 and estimate that the impact will be to decrease software-related expenses for Ameritech and all of its subsidiaries, including Indiana Bell, by $200 million to $250 million in the year of adoption. We have historically expensed most computer software costs as incurred and will be required to continue to expense all Year 2000 modification costs as incurred.

   In June 1998 the Financial Accounting Standards Board (FASB) issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement provides standardized accounting and disclosure guidance for derivative instruments and the derivative portion of certain similar contracts. It amends FAS 52, "Foreign Currency Translation" and FAS 107, "Disclosures about Fair Values of Financial Instruments," and it supersedes a number of other financial accounting standards.

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

Private securities litigation reform act safe harbor statement

   Some of the information presented in, or in connection with, any section of this Annual Report on Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve potential risks and uncertainties. Our future results could differ materially from those discussed here. Some of the factors that could cause or contribute to such differences include:

- Changes in economic and market conditions that impact the demand for our products and services;
- The effects of vigorous competition in the local exchange, intraLATA toll or data markets;
- Federal regulatory developments that impact the telecommunications industry and pending regulatory issues under state jurisdiction;
- Potential additional costs to comply with the regulatory requirements of entry into the interLATA long-distance market;
- The effects of growing demand for wireless technology which may reduce or replace landline services provided by Indiana Bell;
- The timing of, and potential regulatory or other considerations relating to, the consummation of Ameritech's proposed merger with SBC;
- The impact of new technologies and the potential effect of delays in development or deployment of such technologies; and,
- The potential impact of issues related to year 2000 software compliance.

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

Item 7A.  Quantitative and Qualitative Disclosures
          About Market Risk

   We are exposed to market risks primarily from changes in interest rates. To manage our exposure to these fluctuations, Ameritech occasionally enters into various hedging transactions that have been authorized according to documented policies and procedures. Ameritech does not use derivatives for trading purposes, to generate income or to engage in speculative activity, and Ameritech never uses leveraged derivatives.

   Our exposure to interest rate fluctuations results primarily from our borrowings from the Ameritech short-term funding pool, which Ameritech funds using commercial paper borrowings, and from potential changes in the fair value of our fixed rate debentures.
Ameritech estimated the potential loss that it could incur from adverse changes in interest rates using the value-at-risk estimation model. The value-at-risk model uses historical interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a potential loss in fair market value using the variance/co-variance statistical modeling technique.

   Using a confidence level of 95%, Ameritech estimated that, for a given one-day period, we could incur potential fair value losses related to long-term debt of $2.4 million as of December 31, 1998 and $1.5 million as of December 31, 1997. The increase in 1998 in the amount of fair value at risk was due primarily to an increase in the volatility of interest rates, mostly resulting from market activity in the third and fourth quarters of 1998. These estimated fair value losses would have no impact on our results of operations or financial condition. Ameritech did not estimate our potential losses related to the short-term funding pool because their commercial paper borrowings are not readily attributable to individual subsidiaries.

   The value-at-risk model assumes that all movements in these rates will be adverse and disregards the possibility that interest rates could move in our favor. Actual experience has shown that gains and losses tend to offset each other over time, and we believe it is unlikely that we could experience losses such as these over an extended period of time. These amounts should not be considered estimates of future losses, since actual results may differ significantly depending upon activity in the financial markets.

Item 8.  Financial Statements and Supplementary Data.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareowner of Indiana Bell Telephone Company, Incorporated

   We have audited the accompanying balance sheets of Indiana Bell Telephone Company, Incorporated (an Indiana Corporation) as of December 31, 1998 and 1997, and the related statements of income and reinvested earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiana Bell Telephone Company, Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 21, 1999

               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
               STATEMENTS OF INCOME AND REINVESTED EARNINGS
                           (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1998        1997        1996
                                            ----        ----        ----

 Revenues
   Local service...................    $   723.7   $   676.3   $   634.1
   Interstate network access.......        274.5       272.1       258.9
   Intrastate network access.......         73.7        78.5        81.5
   Long-distance...................        136.6       140.3       151.6
   Other...........................        154.5       132.7       125.7
                                       ---------   ---------   ---------
                                         1,363.0     1,299.9     1,251.8
                                       ---------   ---------   ---------
 Operating expenses
   Employee-related expenses.......        220.8       215.1       212.8
   Depreciation and amortization...        209.8       199.0       183.5
   Other operating expenses........        423.6       405.5       393.6
   Taxes other than income taxes...         49.2        46.8        46.4
                                       ---------   ---------   ---------
                                           903.4       866.4       836.3
                                       ---------   ---------   ---------
 Operating income..................        459.6       433.5       415.5
 Interest expense..................         17.4        17.5        16.1
 Other income, net.................          5.3         5.1         3.8
                                       ---------   ---------   ---------
 Income before income taxes........        447.5       421.1       403.2
 Income taxes......................        175.1       159.5       141.8
                                       ---------   ---------   ---------
 Net income........................        272.4       261.6       261.4
 Reinvested earnings,
  beginning of year................        110.9        93.4        66.4
 Less, dividends...................        254.0       244.1       234.4
                                       ---------   ---------   ---------
 Reinvested earnings,
  end of year......................    $   129.3   $   110.9   $    93.4
                                       =========   =========   =========



The accompanying notes are an integral part of the financial statements.

               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                               BALANCE SHEETS
                           (Dollars in Millions)

                                                  As of December 31,
                                                 -------------------
                                                   1998        1997
                                                   ----        ----
  Assets

   Current assets
     Cash and temporary
      cash investments.....................   $     0.8   $     0.1
     Receivables, net
      Customers and agents
       (less allowance for
       uncollectibles of $26.9 in 1998
       and $20.3 in 1997)..................       213.8       212.8
      Other................................         8.4         6.1
     Material and supplies.................        11.5         4.9
     Prepaid and other.....................        13.4         9.0
                                              ---------   ---------
                                                  247.9       232.9
                                              ---------   ---------
   Property, plant and equipment
     In service............................     3,414.9     3,292.8
     Under construction....................        20.7        15.3
                                              ---------   ---------
                                                3,435.6     3,308.1
     Less, accumulated depreciation........     2,248.9     2,111.1
                                              ---------   ---------
                                                1,186.7     1,197.0
                                              ---------   ---------
   Investments, principally
    in affiliates..........................        46.6        47.0
   Other assets and deferred charges.......       147.6       117.5
                                              ---------   ---------
  Total assets.............................   $ 1,628.8   $ 1,594.4
                                              =========   =========
  Liabilities and shareowner's equity

   Current liabilities
     Debt maturing within one year
      Ameritech............................   $    15.5   $    40.5
     Accounts payable
      Ameritech Services, Inc. (ASI).......        34.5        21.1
      Ameritech and affiliates.............        22.8        19.1
      Other................................        71.6        70.1
     Other current liabilities.............       136.9       137.2
                                              ---------   ---------
                                                  281.3       288.0
                                              ---------   ---------
   Long-term debt..........................       233.9       233.9
                                              ---------   ---------
   Deferred credits and other long-term liabilities
     Accumulated deferred
      income taxes.........................        81.7        67.1
     Unamortized investment
      tax credits..........................        12.5        15.2
     Postretirement benefits
      other than pensions..................       245.7       257.7
     Long-term payable to ASI..............         6.6         7.2
     Other.................................        32.2        36.5
                                              ---------   ---------
                                                  378.7       383.7
                                              ---------   ---------
   Shareowner's equity
     Common stock ($40 par value;
      15,000,000 shares
      authorized; 13,490,876
      issued and outstanding)..............       539.6       539.6
     Proceeds in excess of par value.......        66.0        38.3
     Reinvested earnings...................       129.3       110.9
                                              ---------   ---------
                                                  734.9       688.8
                                              ---------   ---------
  Total liabilities and
   shareowner's equity.....................   $ 1,628.8   $ 1,594.4
                                              =========   =========

  The accompanying notes are an integral part of the financial statements.

               INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                          STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)

                                              Year Ended December 31,
                                              -----------------------
                                            1998        1997        1996
                                            ----        ----        ----

Cash flows from operating activities:
 Net income........................    $   272.4   $   261.6   $   261.4
 Adjustments to net income:
   Depreciation and amortization...        209.8       199.0       183.5
   Deferred income taxes, net......          7.6         9.8        21.2
   Investment tax credits, net.....         (2.7)       (3.3)       (3.3)
   Capitalized interest............         (0.8)       (0.8)       (1.0)
   Change in accounts receivable...         (3.3)       15.7         5.5
   Change in material and supplies.        (11.1)       (4.7)       (7.0)
   Change in certain other
    current assets.................         (4.3)       (3.4)        5.9
   Change in accounts payable......         18.6       (26.1)      (10.5)
   Change in certain other
    current liabilities............          6.2        15.2        11.7
   Change in certain noncurrent
    assets and liabilities.........        (20.5)      (21.8)      (22.5)
   Other operating activities, net.          0.9         0.5        (4.1)
                                       ---------   ---------   ---------
Net cash from operating
  activities.......................        472.8       441.7       440.8
                                       ---------   ---------   ---------

Cash flows from investing activities:
 Capital expenditures, net.........       (195.7)     (177.7)     (202.2)
 Additional investments............          -          (9.9)        -
 Proceeds from
   disposals of property,
   plant and equipment, net........          1.4         2.9         3.0
 Other investing activities, net...          1.2         0.4         0.1
                                       ---------   ---------   ---------
Net cash from investing
  activities.......................       (193.1)     (184.3)     (199.1)
                                       ---------   ---------   ---------

Cash flows from financing activities:
 Intercompany financing, net.......        (25.0)      (13.3)      (96.8)
 Issuances of long-term debt.......          -           -         148.4
 Retirements of long-term debt.....          -          (0.2)       (0.3)
 Dividend payments.................       (254.0)     (244.1)     (293.0)
 Other financing activities, net...          -           0.2         -
                                       ---------   ---------   ---------
Net cash from financing
  activities.......................       (279.0)     (257.4)     (241.7)
                                       ---------   ---------   ---------

Net increase in cash and
 temporary cash investments........          0.7         -           -
Cash and temporary cash
  investments, beginning of year...          0.1         0.1         0.1
                                       ---------   ---------   ---------
Cash and temporary cash
  investments, end of year.........    $     0.8   $     0.1   $     0.1
                                       =========   =========   =========



The accompanying notes are an integral part of the financial statements.

           INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                   NOTES TO FINANCIAL STATEMENTS
                       (Dollars in Millions)

A.  Significant Accounting Policies

   Nature of Operations - Indiana Bell Telephone Company, Incorporated is a wholly owned subsidiary of Ameritech Corporation (Ameritech). Ameritech is also the parent of Illinois Bell Telephone Company, Michigan Bell Telephone Company, The Ohio Bell
Telephone Company, and Wisconsin Bell, Inc. (referred to with Indiana Bell collectively as the "Ameritech landline communications subsidiaries"). We provide a wide variety of communications services in Indiana, including local exchange and toll service, network access and telecommunications products and are an integral part of Ameritech's communications segment.

   See  discussion  of Competition and Regulatory  developments  in
Part I, Item 1 - Business.

   Basis of Accounting - We have prepared the financial statements in accordance with generally accepted accounting principles (GAAP) based on the books and records of Indiana Bell.

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



                                      1998        1997        1996
                                      ----        ----        ----
  Purchases of
   materials and charges
    for services from ASI.....    $  283.8    $  271.8   $   263.9
  Recovery of
   costs for services
    provided to ASI...........         7.0         7.2         6.9

   2.    Ameritech  (our  parent)  -  Ameritech  provides   various
administrative, planning, financial and other services to us, which are billed at cost.

                                      1998        1997        1996
                                      ----        ----        ----
    Charges incurred..........    $   21.4    $   14.7   $    13.4

   3. Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech doing business as Ameritech Advertising Services - We have an agreement with API under which we furnish to API certain services and data to be used by API in publishing and distributing classified and alphabetical directories. In exchange, we receive compensation for the services and data.

                                      1998        1997        1996
                                      ----        ----        ----
    Fees paid to Indiana Bell
     by API....................   $    1.6    $    1.7   $     2.1
    Fees paid by Indiana Bell

     to API....................        0.7         0.3         1.9

   4. Ameritech Information Systems, Inc. (AIS), a wholly owned subsidiary of Ameritech - We reimburse AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                      1998        1997        1996
                                      ----        ----        ----
    Charges incurred...........   $   12.9    $   17.6   $    12.3

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

                                      1998        1997        1996
                                      ----        ----        ----
    Charges incurred...........   $    -      $   10.7   $     9.3

   Property, Plant and Equipment - We state property, plant and equipment at original cost. The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of property, plant and equipment with similar characteristics.

   We use average plant lives, generally ranging from three to 30 years depending upon the type of asset. In general, the lives used for certain communications assets and office equipment have shortened due to the use of newer technologies.

   Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment in service is charged to accumulated depreciation. The cost of maintenance and repairs of plant is charged to expense.

   Investments - Our investment in ASI (10% ownership) is reflected in the financial statements using the equity method of accounting. Our investment in ASI was $26.7 million as of December 31, 1998 and $26.1 million as of December 31, 1997. We carry all other investments at cost. Derivative transactions, if any, are executed by Ameritech. We had no derivative transactions in 1998, 1997 or 1996.

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

   Software Costs - We have historically expensed most software and related license fees as incurred. Beginning in 1999, we are required, because of a change in GAAP, to capitalize a significant portion of software developed or obtained for our internal use. See our discussion of new accounting pronouncements in Other Matters in Management's Discussion and Analysis of Results of Operations.

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

   The results of this agreement were as follows:

                                      1998        1997        1996
                                      ----        ----        ----

  Interest charged to
   Indiana Bell
    by Ameritech
    for financing.............    $    0.2    $    0.6   $     5.8
  Cash management interest
   income earned
    by Indiana Bell...........         3.0         1.0         0.2

   Reclassifications - We made certain reclassifications to the December 31, 1997 balances to correspond to the presentation as of December 31, 1998.

B.  Investment in Preferred Stock

   In June 1997, Ameritech centralized the administration of benefits for employees who had retired from Indiana Bell and other subsidiaries as of December 31, 1996. In connection therewith, we hold approximately $10.2 million in preferred stock issued by the Ameritech subsidiary responsible for administration of these benefits. This subsidiary began paying benefits on our behalf in July 1997. We account for these benefit payments made on our behalf as a capital contribution in the shareowner's equity section of the balance sheets, with a corresponding reduction in the postretirement benefit obligation. These contributions were $27.7 million in 1998 and $12.8 million in 1997.

C.  Income Taxes

   The components of income tax expense were as follows:

                                         1998       1997        1996
                                         ----       ----        ----
Federal
   Current........................  $   149.5  $   134.1   $   110.2
   Deferred, net...................       6.7        8.8        13.2
   Investment tax credits, net.....      (2.7)      (3.3)       (3.3)
                                    ---------  ---------   ---------
 Total.............................     153.5      139.6       120.1
                                    ---------  ---------   ---------
State and local
   Current.........................      20.7       18.9        13.7
   Deferred, net...................       0.9        1.0         8.0
                                    ---------  ---------   ---------
   Total...........................      21.6       19.9        21.7
                                    ---------  ---------   ---------
Total income tax expense..........  $   175.1  $   159.5   $   141.8
                                    =========  =========   =========

   Total income taxes paid were $171.2 million in 1998, $159.6 in 1997 million and $127.4 million in 1996.

   The following is a reconciliation of the statutory federal income tax rate for each of the past three years to our effective tax rate (computed by dividing total income tax expense by income before income taxes):

                                         1998       1997        1996
                                         ----       ----        ----
Statutory federal income
 tax rate.........................       35.0%      35.0%       35.0%
 State income taxes, net of
  federal benefit.................        3.1        3.1         3.5
 Reduction in tax expense due to
   amortization of investment tax
   credits........................       (0.4)      (0.5)       (0.5)
 Tax impact of centralization
   of administration of
   certain benefits (Note B)......        1.7        0.9         -
 Other............................       (0.3)      (0.6)       (2.8)
                                     --------   --------    --------
Effective income tax rate.........       39.1%      37.9%       35.2%
                                     ========   ========    ========

   As of December 31, 1998 and 1997 the components of long-term accumulated deferred income taxes were as follows:

                                              1998        1997
                                              ----        ----
    Deferred tax assets
     Postretirement and
      postemployment benefits.......     $    77.9   $    88.7
     Other..........................          16.0        11.9
                                         ---------   ---------
                                              93.9       100.6
                                         ---------   ---------
    Deferred tax liabilities
     Accelerated depreciation.......         127.2       125.2
     Prepaid pension cost...........          41.2        37.5
     Other..........................           7.2         5.0
                                         ---------   ---------
                                             175.6       167.7
                                         ---------   ---------
    Net deferred tax liability......     $    81.7   $    67.1
                                         =========   =========

   Deferred income taxes in current assets and liabilities relate primarily to temporary differences resulting from vacation pay and uncollectibles, and amounts in 1998 and 1997 were not material. We had immaterial valuation allowances against certain deferred tax assets as of December 31, 1998 and 1997.

D.  Property, Plant and Equipment

   The components of property, plant and equipment are as follows:

                                              1998        1997
                                              ----        ----
     Land............................    $    11.1   $    11.1
     Buildings.......................        291.2       285.4
     Central office equipment........      1,369.8     1,271.6
     Cable, wiring and conduit.......      1,582.8     1,528.2
     Other...........................        160.0       196.5
                                         ---------   ---------
                                           3,414.9     3,292.8
     Under construction..............         20.7        15.3
                                         ---------   ---------
                                           3,435.6     3,308.1
     Less, accumulated depreciation..      2,248.9     2,111.1
                                         ---------   ---------
                                         $ 1,186.7   $ 1,197.0
                                         =========   =========

   Depreciation expense on property, plant and equipment was $209.6 in 1998, $199.0 million in 1997 and $183.5 million in 1996.

E.  Employee Benefit Plans

   Pension Plans - Ameritech maintains noncontributory defined benefit pension plans for substantially all of our employees, as well as postretirement healthcare and life insurance plans for substantially all retirees and their dependents.

   The following table provides information on our pension credits and postretirement benefit costs for the Ameritech plans:

                                     1998         1997       1996
                                     ----         ----       ----
  Pension credits.............    $  (10.0)   $   (7.9)  $   (11.8)
  Postretirement
    benefit costs.............        23.6        24.7        27.4

   Ameritech allocates pension credits to us based upon the percentage of compensation for the management plan and based on number of employees for the nonmanagement plan. They allocate retiree health care cost to us on a per participant basis, whereas group life insurance is allocated based on compensation levels. For the pension plans, the fair value of plan assets available for plan benefits as of December 31, 1998 exceeded the projected benefit obligations. For the postretirement health care and life insurance plans, the postretirement benefit obligation as of December 31, 1998 exceeded the fair value of plan assets available for plan benefits.

   Certain disclosures are required to be made under FAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

   Ameritech has advised us of the following assumptions used to calculate pension credits, postretirement benefit costs and the funded status of the plans:

                              Pension Benefits Retiree Health and Life
                              ---------------- ----------------------
                                1998      1997      1998      1997
                                ----      ----      ----      ----
Discount rate................   6.75%     7.0 %     6.75%     7.0 %
Expected return..............   8.4 %     8.4 %     8.4 %     8.4 %
Compensation increase rate...   4.1 %     4.1 %     4.1 %     4.1 %

   The assumed health care cost trend rate for 1998 was 7.6% and 8.0% in 1997 and is assumed to decrease by 0.4% per year to 4.0% in 2007 and remain at that level. A one percentage-point increase in the assumed health care cost trend rate would have increased the 1998 annual expense by approximately 16.7%, while a one percentage-point decrease in the assumed health care cost trend rate would have decreased 1998 annual expense by approximately 13.4%.

   Management Work Force Reductions - Effective January 1, 1995, management employees who are asked to leave Indiana Bell will receive a severance payment under the Management Separation Benefit Program (MSBP). We account for this benefit in accordance with FAS 112, "Employers' Accounting for Postemployment Benefits," accruing the separation cost when incurred. The number of employees leaving under the MSBP and the predecessor plan was 3 in 1997 and 30 in 1996. No employees left in 1998 under the MSBP or the predecessor plan.

   Settlement gains result from the payment of lump-sum distributions from the pension plans to former employees and are recorded as a credit to other operating expense. Settlement gains, net of termination costs, under the plans were $0 in 1998, $0.6 million in 1997 and $2.4 million in 1996. The involuntary plans are funded from our operations and required no cash payments in 1998 and cash payments of $0.7 million in 1997 and $0.5 million in 1996.

F.  Debt Maturing Within One Year

   We  include  debt  maturing within  one  year  as  debt  in  the
computation  of  debt  ratios.   Debt  maturing  within  one   year
consisted of the following as of December 31:

                                               1998        1997
                                               ----        ----
      Notes payable - Ameritech.......    $    15.5   $    40.5
                                          =========   =========

      Weighted average interest
       rate of notes payable,
       year-end.......................          5.4%        5.8%
                                          =========   =========

G.  Long-Term Debt

   Long-term debt consists principally of debentures issued by us.

   The   following  table  sets  forth  interest  rates,  scheduled maturities and other information on long-term debt outstanding as of December 31:

                                                   1998        1997
                                                   ----        ----
Forty year 4 3/8% debentures,
   due June 1, 2003 .......................   $    20.0   $    20.0
Forty year 4 3/4% debentures,
   due October 1, 2005.....................        25.0        25.0
Forty year 5 1/2% debentures,
   due April 1, 2007.......................        40.0        40.0
Thirty year 7.3% debentures,
   due August 15, 2026.....................       150.0       150.0
                                              ---------   ---------
                                                  235.0       235.0
Unamortized discount, net..................        (1.6)       (1.6)
Other .....................................         0.5         0.5
                                              ---------   ---------
Total .....................................   $   233.9   $   233.9
                                              =========   =========

   We have filed a shelf registration statement with the Securities and Exchange Commission for issuance of up to $225.0 million in unsecured debt securities. As of December 31, 1998, $150.0 million of debt had been issued under this shelf registration.

   Over the next five years, only the forty year 4 3/8 % debentures maturing on June 1, 2003 are scheduled to be retired.

H.  Commitments and Contingencies

   We lease certain facilities and equipment used in our operations under operating leases. Rental expense under operating leases was $12.4 million in 1998, $7.8 million in 1997 and $8.2 million in 1996. In addition, rental expense for the leasing of equipment through Ameritech's lease financing subsidiary was approximately $3.2 million in 1998, $1.6 million in 1997 and $0.9 million in 1996. As of December 31, 1998, the aggregate minimum rental commitments under external noncancelable leases were approximately as follows:

     Years                                  Operating
     -----                                  ---------
     1999..............................     $    0.3
     2000..............................          0.2
     2001..............................          0.2
     2002..............................          0.1
     2003..............................          0.1
     Thereafter........................          0.1
                                            --------
     Total minimum lease commitments...     $    1.0
                                            ========

I.  Financial Instruments

   The following table presents the estimated fair value of our financial instruments as of December 31, 1998 and 1997:

                                                     1998
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $    0.8   $    0.8
       Debt............................       253.7      284.8
       Long-term payable to ASI
        (for postretirement benefits)..         6.6        6.6
       Other assets....................        12.5       12.5
       Other liabilities...............         4.8        4.8

                                                     1997
                                                -------------
                                            Carrying      Fair
                                              Value      Value
                                              -----      -----
       Cash and temporary cash
        investments....................    $    0.1   $    0.1
       Debt............................       280.6      287.8
       Long-term payable to ASI
        (for postretirement benefits)..         7.2        7.2
       Other assets....................        13.6       13.6
       Other liabilities...............         6.1        6.1

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

K.  Shareowner's Equity

   Changes in total shareowner's equity in 1998 and 1997 consisted of net income and dividend declarations reflected on the statements of income and accumulated deficit, as well as capital contributions discussed in Note B. Changes in shareowner's equity in 1996 consisted of only net income and dividends declared. As a wholly owned subsidiary of Ameritech Corporation, we do not declare dividends on a per-share basis. Management declares quarterly dividends at it discretion, typically equal to a substantial portion of estimated net income for the quarter.

L.  Additional Financial Information

                                                  As of December 31,
                                                  ------------------
                                                   1998        1997
                                                   ----        ----
   Balance Sheets
   Other current liabilities:
     Accrued payroll.......................   $     5.7   $     7.5
     Compensated absences..................        14.7        14.5
     Accrued taxes.........................        53.1        52.6
     Income taxes deferred one year........       (13.2)      (15.6)
     Advance billings and customer
       deposits............................        42.8        42.8
     Accrued interest......................        14.2        13.7
     Other.................................        19.6        21.7
                                              ---------   ---------
      Total................................   $   136.9   $   137.2
                                              =========   =========

   Advertising costs were $12.6 million in 1998, $17.1 million in 1997 and $13.4 million in 1996. Interest paid was $16.9 million in 1998, $16.7 million in 1997 and $13.0 million in 1996.

   No customer accounted for more than 10% of revenues in 1998, 1997 or 1996.

M.  Other Income, Net

   The components of other income, net were as follows:

                                       1998        1997        1996
                                       ----        ----        ----
   Equity earnings of ASI.....    $     2.5   $     5.5   $     3.9
   Other, net.................          2.8        (0.4)       (0.1)
                                  ---------   ---------   ---------
     Total....................    $     5.3   $     5.1   $     3.8
                                  =========   =========   =========

N.  Quarterly Financial Information (Unaudited)

                                           Operating    Net
                                 Revenues     Income    Income
                                 --------     ------    ------
   1998
   ----
    First Quarter..............   $  330.8  $  119.6  $   70.3
    Second Quarter.............      339.9     113.7      67.0
    Third Quarter..............      345.9     111.4      65.5
    Fourth Quarter.............      346.4     114.9      69.6
                                  --------  --------  --------
      1998 Total...............   $1,363.0  $  459.6  $  272.4
                                  ========  ========  ========

   1997
   ----
    First Quarter..............   $  316.4  $  113.5  $   68.8
    Second Quarter.............      327.4     111.2      67.6
    Third Quarter..............      325.7     106.5      62.5
    Fourth Quarter.............      330.4     102.3      62.7
                                  --------  --------  --------
      1997 Total...............   $1,299.9  $  433.5  $  261.6
                                  ========  ========  ========

   We have included all adjustments necessary for a fair statement of results for each period.

O.  Segment Information

   Indiana   Bell  is  a  wholly  owned  subsidiary  of   Ameritech
Corporation.  Ameritech has organized its operations using customer-
focused   business   units,  and  Ameritech's  management   reviews
operating results and allocates resources based on this structure. These business units aggregate to three reportable segments for Ameritech as a consolidated entity: communications; information and entertainment; and international. The operations of Indiana Bell are included in the results of several business units, and accordingly, Indiana Bell is not managed as a separate entity. However, all of the business units that include the results of Indiana Bell are reflected in Ameritech`s communications segment. Indiana Bell therefore has operations in only one reportable segment: communications. We derive revenues from local service, network access, long distance service and other miscellaneous
revenues.   Revenues derived from each of these services are  shown
in separate captions on the income statements on page 19.

P.  Proposed Merger with SBC Communications Inc.

   On May 11, 1998, Ameritech and SBC Communications Inc. (SBC) jointly announced their signing of a definitive merger agreement
(Merger Agreement). The Merger Agreement provides that a wholly owned subsidiary of SBC will be merged into Ameritech (the Merger) and Ameritech will become a wholly owned subsidiary of SBC. The Merger is intended to be accounted for as a pooling of interests and to be a tax-free reorganization. In the Merger, each share of Ameritech common stock (other than shares owned by Ameritech, SBC or their respective subsidiaries) will be converted into and exchanged for 1.316 shares of SBC common stock.

   The Merger has been approved by the Board of Directors and the shareowners of each company, but remains subject to various regulatory approvals, principally by the Federal Communications Commission (FCC), the Illinois Commerce Commission (ICC) and the Public Utility Commission of Ohio (PUCO).

   On March 23, 1999, the Department of Justice entered into a consent decree with Ameritech and SBC that would provide a basis for Department of Justice clearance of both the SBC-Ameritech merger and SBC's proposed acquisition of Comcast Cellular Corporation. The consent decree requires the parties to divest certain "overlapping" cellular properties in 17 markets in Illinois, Indiana and Missouri, including, as previously undertaken by Ameritech and SBC, those in Chicago and St. Louis.

   On March 29, 1999, the hearing examiners of the ICC issued their proposed order approving the Merger subject to certain conditions. The more significant conditions are to return to customers 100% of the net Merger-related savings, which may be reduced to 50% if certain performance requirements are met. Further, SBC must ensure certain employment levels will not be reduced due to the Merger, and that capital investments and charitable contributions in Illinois are continued generally at historical levels. The proposed order is subject to normal due process proceedings before it goes to the commissioners of the ICC for a vote. Under Illinois law, such vote must occur on or before June 24, 1999.

   In February 1999, the PUCO staff, Ameritech, SBC, the Ohio Consumers' Counsel and certain consumer groups and new competitors of Ameritech in Ohio signed a proposed merger settlement agreement. The proposed settlement, which requires formal PUCO approval, among other things would guarantee Ameritech Ohio workforce levels for two years, extend the Advantage Ohio price cap plan for basic residential phone rates, provide for certain discounts for resold local residential service and residential unbundled local loops to foster facilities-based residential competition, set various competitive and service quality benchmarks and establish monetary penalties if those benchmarks are not met, and provide financing for consumer education and community technology funds.

   More detailed information relating to the terms and conditions of the Merger is contained in the Joint Proxy Statement/Prospectus of Ameritech and SBC dated October 15, 1998.

Q.  Calculation of Ratio of Earnings to Fixed Charges

   The ratio of earnings to fixed charges of Indiana Bell for the years ended December 31 were 21.11 in 1998, 21.13 in 1997, 21.30 in 1996, 20.61 in 1995 and 8.59 in 1994.

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

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
   Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of Registrant.
   Omitted pursuant to General Instruction I(2).

Item 11.  Executive Compensation.
   Omitted pursuant to General Instruction I(2).

Item 12. Security Ownership of Certain Beneficial Owners and Management.
   Omitted pursuant to General Instruction I(2).

Item 13.  Certain Relationships and Related Transactions.
   Omitted pursuant to General Instruction I(2).

                              PART IV



Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

(a)  Documents filed as part of the report:

    (1) Financial Statements:

                                                                  Page
                                                                  ----
        Selected Financial Data...................................  10
        Report of Independent Public Accountants..................  18
        Statements:
          Statements of
            Income and Reinvested Earnings........................  19
          Balance Sheets..........................................  20
          Statements of Cash Flows................................  21
          Notes to Financial Statements...........................  22

    (2) Financial Statement Schedule:

          II  Valuation and Qualifying Accounts..................  F-1

          Glossary...............................................   33

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

    12 - Computation of ratio of earnings to fixed charges for the five years ended December 31, 1998.

    23 -  Consent of Arthur Andersen LLP.

    27 -  Financial Data Schedule for the year ended
          December 31, 1998.

(b)  Reports on Form 8-K:

    We did not file a Form 8-K during the fourth quarter of 1998.

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

March 29, 1999

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

March 29, 1999

GLOSSARY

Access charge -
---------------
a fee that local phone companies charge to long-distance carriers for the handling of long-distance calls on the local network.

Access line -
-------------
a telephone line for voice, data or video reaching from a local phone company to a home or business.

Bell operating companies -
--------------------------
the former Bell telephone subsidiaries of AT&T, including
Ameritech's five landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Bundled (unbundled) network elements -
--------------------------------------
two or more components of a regulated service for which one inclusive rate is charged; separate components of a regulated service for which separate rates are charged.

Call management services -
--------------------------
services that add value and convenience for phone customers, such as call waiting, call forwarding and Caller ID. These services are sold to customers individually or in packages.

Customer premises equipment (CPE) -
-----------------------------------
communications equipment owned by customers, including telephones, faxes and switches.

Data communications -
---------------------
digital transmissions through wired or wireless networks, usually linking computers.

Dial 1 + -
----------
a feature that allows local phone customers to designate a carrier other than the local service provider for toll calls within their calling area by simply dialing 1 plus the telephone number.

Digital -
---------
an alternative to traditional analog communications, digital systems transport information in the 1s and 0s of computer code for improved clarity and quality.

Federal Communications Commission (FCC) -
-----------------------------------------
an independent government agency whose mission is to encourage competition in all communications markets and to protect the public interest. The FCC develops and implements policy concerning interstate communications by radio, television, wire, satellite and cable.

Financial Accounting Standards Board (FASB) -
---------------------------------------------
the independent body responsible for setting accounting and financial reporting standards to be followed by U.S. business enterprises.

Gross receipts taxes -
----------------------
state and local taxes based upon the gross operating revenues earned in a particular jurisdiction. These taxes may be imposed on general businesses or public utilities in lieu of other taxes.

High-capacity lines -
---------------------
lines sold to customers that have large-volume data communications needs - such as long-distance carriers, Internet service providers and large companies.

Interconnection -
-----------------
allowing a competitive local service provider to use the local phone company's network, or elements of the network, to provide local phone service to its customers.

Interexchange carriers (IXCs) -
-------------------------------
those companies primarily involved in providing long-distance voice and data transmission services, such as AT&T, MCI WorldCom and Sprint.

Internet -
----------
the global web of networks that connects computers around the world, providing rapid access to information from multiple sources.

Internet service providers (ISPs) -
-----------------------------------
those companies providing access to the Internet and other computer-based information networks.

GLOSSARY (cont'd.)

Intrastate revenues -
---------------------
that portion of revenues regulated by state rather than federal authorities.

ISDN (Integrated Services Digital Network) -
--------------------------------------------
a service that carries voice, data and video at the same time and offers several times the capacity of a conventional phone line.

Landline -
----------
referring to conventional wired phone service.

Local access -
--------------
the local portion of long-distance calls.

Local access and transport area (LATA) -
----------------------------------------
the boundary within which a local telephone company may provide phone service. It is usually centered around a city or other identifiable community of interest.

Local exchange carrier (LEC) -
------------------------------
those companies primarily involved in providing local phone service and access to the local phone network, including Ameritech's landline communications subsidiaries in Illinois, Indiana, Michigan, Ohio and Wisconsin.

Long-distance -
---------------
voice, data and video communications to locations beyond local service areas.

Operational support systems (OSS) -
-----------------------------------
the databases and information used to support the provision of telephone service to end users.

Price caps -
------------
a form of regulation that sets maximum limits on the prices that LECs can charge for access services instead of limits on rate of return or profits.

Productivity factor -
---------------------
a portion of the interstate price cap formula that requires LECs to reduce the price cap based on an assumed increase in productivity.

Regional holding companies (RHCs) -
-----------------------------------
the seven regional holding companies formed in connection with the court-approved divestiture of certain assets of AT&T Corp., formerly American Telephone and Telegraph Company. With the 1997 mergers of two of the RHCs, Pacific Telesis Group into SBC
Communications Inc. and NYNEX Corporation into Bell Atlantic
Corporation, five RHCs remain.

Securities and Exchange Commission (SEC) -
------------------------------------------
the federal agency that regulates the issuance and trading of public debt and equity securities in the United States and monitors compliance with these regulations.

Switched Minutes of Use -
-------------------------
the measure of time used to bill IXC's for access to our public switched network.

Universal service -
-------------------
a concept designed to ensure access to the telecommunications network in rural and low-income areas at affordable prices.
Funding typically comes from urban telecommunication operators.

Voice-grade equivalent -
------------------------
a channel or other portion of a high-capacity access line that can be used to transmit voice or data traffic.

Voice mail -
------------
a service that automatically answers calls and distributes messages.

                  INDIANA BELL TELEPHONE COMPANY, INCORPORATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                              (Dollars in Millions)


       COL. A        COL. B            COL. C                COL. D      COL. E
       ------        ------      -----------------           ------      ------
                                     Additions
                                 -----------------
                   Balance at   Charged       Charged                    Balance
                   Beginning        to       to Other                  at End of
                  of Period   Expense (a)  Accounts (b)  Deductions (c)  Period
                  ---------   ----------   -----------   -------------   ------

 Year 1998...........$  20.3    $  20.0       $ 28.6       $  42.0      $  26.9
 Year 1997...........   19.8       26.1         35.3          60.9         20.3
 Year 1996...........    2.9       32.8         34.6          50.5         19.8

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